Form 10-Q
period 2005-06-30
Marquee Holdings Inc.
filed 2005-08-15
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 333-122636

MARQUEE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0642885 (I.R.S. Employer Identification No.)
920 Main Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

(816) 221-4000

(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        ☒                No        ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes        ☐                No        ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 30, 2005
Common Stock, 1¢ par value	769,350

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
	(Unaudited)
Revenues
Admissions	$276,406	$321,254
Concessions	111,333	126,422
Other revenue	25,043	26,496

Total revenues	412,782	474,172

Costs and Expenses
Film exhibition costs	151,717	173,477
Concession costs	11,729	14,965
Operating expense	106,521	112,908
Rent	78,686	79,465
General and administrative:
Stock-based compensation	1,116	2,636
Merger and acquisitions costs	1,685	787
Management fee	500	—
Other	9,078	13,751
Preopening expense	8	433
Theatre and other closure expense	634	(219)
Restructuring charge	3,069	—
Depreciation and amortization	37,511	30,691
Disposition of assets and other gains	(667)	(2,295)

Total costs and expenses	401,587	426,599

Other expense (income)
Other expense (income)	(1,116)	—
Interest expense
Corporate borrowings	30,297	16,007
Capital and financing lease obligations	1,685	2,506
Investment expense (income)	496	(791)

Total other expense	31,362	17,722

Earnings (loss) from continuing operations before income taxes	(20,167)	29,851
Income tax provision (benefit)	(8,300)	13,900

Earnings (loss)from continuing operations	(11,867)	15,951
Loss from discontinued operations, net of income tax provision	(19,324)	(63)

Net earnings (loss)	$(31,191)	$15,888

Preferred dividends and allocation of undistributed earnings	—	9,380

Net earnings (loss) for shares of common stock	$(31,191)	$6,508

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	March 31, 2005
	(Successor)	(Successor)
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$128,219	$72,945
Receivables, net of allowance for doubtful accounts of $733 as of June 30, 2005 and $862 as of March 31, 2005	51,888	41,430
Other current assets	64,549	65,972
Current assets of discontinued operations	1,544	—

Total current assets	246,200	180,347
Property, net	823,020	854,463
Intangible assets, net	185,596	189,544
Goodwill	1,309,624	1,401,740
Deferred income taxes	51,550	53,019
Other long-term assets	114,429	118,398
Noncurrent assets of discontinued operations	35,378	—

Total assets	$2,765,797	$2,797,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,114	$121,146
Accrued expenses and other liabilities	131,378	119,802
Deferred revenues and income	67,885	70,284
Current maturities of corporate borrowings and capital and financing lease obligations	4,258	3,445
Current liabilities of discontinued operations	1,854	—

Total current liabilities	338,489	314,677
Corporate borrowings	1,349,386	1,344,531
Capital and financing lease obligations	58,683	62,025
Other long-term liabilities	306,145	354,240
Noncurrent liabilities of discontinued operations	24,281	—

Total liabilities	2,076,984	2,075,473

Stockholders' equity:
Common Stock, 1¢ par value; 769,350 shares issued as of June 30, 2005 and March 31, 2005	8	8
Additional paid-in capital	766,445	766,035
Accumulated other comprehensive income (loss)	(2,059)	385
Accumulated deficit	(75,581)	(44,390)

Total stockholders' equity	688,813	722,038

Total liabilities and stockholders' equity	$2,756,797	$2,797,511

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
	(Unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(31,191)	$15,888
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	38,215	31,365
Non-cash portion of stock-based compensation	1,116	2,636
Non-cash portion of pension and postretirement expense	847	1,804
Deferred income taxes	9,500	13,169
Disposition of assets and other gains	8	—
Change in assets and liabilities, net of effects from acquisition:
Receivables	(7,467)	(5,822)
Other assets	(2,076)	(2,356)
Accounts payable	9,373	7,485
Accrued expenses and other liabilities	4,999	4,012
Amortization of discount on corporate borrowings	4,855	67
Other, net	1,658	878

Net cash provided by operating activities	29,837	69,126

Cash flows from investing activities:
Capital expenditures	(16,072)	(29,143)
Issuance of note receivable to NCM	(1,850)	—
Proceeds from disposal of discontinued operations	44,861	—
Proceeds from disposition of long-term assets	—	19
Net change in reimbursable construction advances	(5,803)	2,737
Other, net	(1,067)	(1,619)

Net cash provided by (used in) investing activities	20,069	(28,006)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	(843)	(670)
Change in cash overdrafts	2,886	30,836
Change in construction payables	3,453	(1,493)
Cash portion of preferred dividends	—	(4,193)
Deferred financing costs	(1,151)	—
Proceeds from exercise of stock options	—	40
Treasury stock purchases	—	(333)

Net cash provided by financing activities	4,345	24,187

Effect of exchange rate changes on cash and equivalents	1,023	180

Net increase in cash and equivalents	55,274	65,487
Cash and equivalents at beginning of period	72,945	333,248

Cash and equivalents at end of period	$128,219	$398,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $483 and $202)	$6,183	$2,777
Income taxes paid (refunded)	(6)	(1,742)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$1,734	$—
Preferred dividends	—	2,866
Issue Common Stock related to purchase of GC Companies, Inc.	—	2,021

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. ("JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo," and together with JPMP, the "Sponsors"), other co-investors and certain members of management. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE" or the "Company") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one subsidiary, AMCE.

        AMC Entertainment Inc. is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi Cinema, Inc. ("AMC") and its subsidiaries, AMC Entertainment International, Inc. ("AMCEI") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), France, Portugal, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company's North American theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted through AMCEI.

        The Company completed a merger on December 23, 2004 in which Holdings acquired the Company. See Note 2—Acquisitions for additional information regarding the merger. Marquee Inc. ("Marquee") is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the thirteen weeks ended June 30, 2005, and those of its Predecessor, AMCE for the thirteen weeks ended July 1, 2004.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 31, 2005. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2006.

        The March 31, 2005 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

        Amounts previously reported in Form 10-Q for fiscal year 2005 have been retroactively reclassified to reflect the results of operations for Japan AMC Theatres, Inc. which the Company sold on June 30, 2005 and for all remaining assets related to the Company's Japanese operations which, the Company intends to sell during its second fiscal quarter of 2006, that meet the criteria for discontinued operations.

NOTE 2—ACQUISITIONS

        On December 23, 2004, the Company completed a merger in which Holdings acquired the Company pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004 (the "Merger Agreement"), by and among the Company, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into the Company, with the Company remaining as the surviving entity (the "Merger").

        The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the Merger. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of its indebtedness and a valuation assessment prepared by a valuation specialist (in thousands):

Cash and equivalents	$396,636
Other current assets	98,969
Property, net	899,283
Intangible assets	205,148
Goodwill	1,418,122
Deferred income taxes	53,910
Other long-term assets	61,006
Current liabilities	(344,678)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(347,388)

Total estimated purchase price	$1,665,200

        Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been preliminarily allocated to the Company's North American theatrical exhibition operating segment, NCN and other operating segment, Japan AMC Theatres Inc. and the Company's Japan branch (the reporting units). The Company has performed its annual impairment test for goodwill and recorded no impairment as of March 31, 2005. The goodwill of $29,973,000, allocated to the NCN and other operating segment, was contributed to a cinema screen advertising joint venture between the Company and Regal Entertainment Group, National CineMedia, LLC ("NCM") and is included in the Company's investment in NCM together with certain of NCN's other contributed assets. Goodwill of $45,639,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005 and goodwill of $32,886,000 was preliminarily allocated to the remaining Japan location which is classified as a non-current asset of discontinued operations.

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and give effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods. Because the pro forma financial information gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods, all pro forma information is for the Successor. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

Thirteen Weeks
(In thousands)	Pro Forma April 2, 2004 through July 1, 2004
(Unaudited)
Revenues
Admissions	$321,254
Concessions	126,422
Other theatre	26,496

Total Revenues	474,172

Expenses
Film exhibition costs	173,477
Concession costs	14,965
Theatre operating expense	112,908
Rent	76,909
General and administrative:
Stock-based compensation	2,636
Merger and acquisition costs*	787
Management fee	500
Other	13,751
Preopening expense	433
Theatre and other closure expense	(219)
Depreciation and amortization	40,252
Disposition of assets and other gains	(2,295)

Total costs and expenses	434,104

Other expense (income)
Interest expense
Corporate borrowings	30,060
Capital and financing lease obligations	2,506
Investment income	(791)

Total other expense	31,775

Earnings from continuing operations before income taxes	8,293
Income tax provision	4,400

Earnings from continuing operations	3,893
Loss from discontinued operations, net of income tax benefit	(63)

Net earnings	$3,830

*
Primarily represents non-recurring transaction costs for the Merger and related transactions.

NOTE 3—DISCONTINUED OPERATIONS

        On June 30, 2005, the Company sold one of its wholly-owned subsidiaries Japan AMC Theatres Inc., including four of its five theatres in Japan. The Company anticipates the sale of its remaining Japanese theatre during its second fiscal quarter of 2006. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company has incurred pre-tax losses of $38,689,000, including a $4,998,000 impairment charge in fiscal 2003.

        The operations and cash flows of the Japan theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction and anticipated disposal transaction during the second fiscal quarter of fiscal 2006. The Company will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company's International theatrical exhibition operating segment. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended
(In thousands)
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Revenues
Admissions	$9,155	$11,598
Concessions	1,736	2,253
Other theatre	204	610

Total revenues	11,095	14,461

Expense
Film exhibition costs	4,855	6,403
Concession costs	312	484
Theatre operating expense	2,726	2,888
Rent	3,254	3,813
General and administrative expense—other	768	262
Depreciation and amortization	704	674

Total costs and expenses	12,619	14,524

Loss before income taxes	(1,524)	(63)
Income tax provision	17,800	—

Loss from discontinued operations	$(19,324)	$(63)

        Goodwill of $45,639,000 was allocated to Japan AMC Theatres Inc. and disposed of in connection with the consummation of the sale of that entity on June 30, 2005. The goodwill is not deductible for tax purposes and is discussed in Note 8.

        The amounts related to the Japan theatres included in the Company's Consolidated Balance Sheets have been reflected as discontinued operations at June 30, 2005. Amounts by major asset and liability class for the Japan theatres included in the Company's Consolidated Balance Sheets are as follows:

Balance sheet data:

(In thousands)	June 30, 2005	March 31, 2005
	(Successor)	(Successor)
Current assets:
Receivables	$1,038	$858
Other current assets	506	3,669

Total current assets	$1,544	$4,527

Property, net	$303	15,477
Goodwill	32,886	—
Other long-term assets	2,189	4,432

Total non-current assets	$35,378	$19,909

Current liabilities
Accounts payable	$971	$4,972
Accrued expenses and other liabilities	743	947
Deferred revenues and income	140	741

Total current liabilities	1,854	6,660

Unfavorable lease obligation	$24,281	$40,964

Total noncurrent liabilities	$24,281	$40,964

NOTE 4—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Net earnings (loss)	$(31,191)	$15,888
Foreign currency translation adjustment	(2,364)	(258)
Decrease (increase) in unrealized loss on marketable equity securities	(80)	(56)

Total comprehensive earnings (loss)	$(33,635)	$15,574

NOTE 5—STOCKHOLDERS' EQUITY

        Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 38,876.72872 of its shares to certain employees during the Successor period ended March 31, 2005. As of June 30, 2005, there was $20,055,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan. The options have a ten year term and step-vest in equal amounts over five years but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $1,116,000 of stock-based compensation expense related to these options ($706,000 in other long-term liabilities and $410,000 in additional paid-in-capital) and has recognized an income tax benefit of approximately $458,000 in its Consolidated Statements of Operations during the thirteen week Successor period ended June 30, 2005. Two of the holders of stock options have put rights associated with their options whereby they can require Holdings to repurchase their options and shares underlying the options and as such, $1,465,000 of the stock-based compensation obligation is recorded in other long term liabilities in the Company's Consolidated Balance Sheets. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) Share-Based Payment and SAB 107 Share-Based Payment and has valued the options using the Black-Scholes formula.

        The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored during fiscal 2005 following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $2,636,000 was reflected in net earnings for the thirteen weeks ended July 1, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for that period, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net earnings as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options during the period ended July 1, 2004:

Thirteen Weeks Ended
July 1, 2004
(Predecessor)
Net earnings:
As reported	$15,888
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,582
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,647)

Pro forma	$15,823

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Beginning Balance	$28,506	$17,870
Theatre and other closure expense	634	(219)
Interest expense	—	568
Transfer of deferred rent and capital lease obligations	641	—
Payments	(3,289)	(1,756)

Ending Balance	$26,492	$16,463

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at June 30, 2005 by operating segment are as follows (in thousands):

June 30, 2005
(Successor)
North American Theatrical Exhibition	$24,920
International Theatrical Exhibition	1,277
NCN and Other	295

$26,492

        See Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I. Item 2. of this Form 10-Q for additional information regarding theatre and other closure expenses.

NOTE 7—RESTRUCTURING

        The Company's restructuring activities are disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8. of the Company's Annual Report on Form 10-K for the year ended March 31, 2005. A summary of restructuring activity during the thirteen week period ended June 30, 2005, is set forth below (in thousands):

	Thirteen Weeks Ended
	June 30, 2005
	Severance Benefits	Office Closures and Other	Total
Beginning balance	$4,926	$—	$4,926
Restructuring charge	2,629	440	3,069
Payments	(6,363)	(25)	(6,388)

Ending balance	$1,192	$415	$1,607

        The Company expects all reorganization activities to be completed by the end of its second fiscal quarter of 2006.

        Restructuring reserves at June 30, 2005 by operating segment are as follows (in thousands):

June 30, 2005
(Successor)
North American Theatrical Exhibition	$534
International Theatrical Exhibition	—
NCN and Other	1,073

$1,607

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	(73.6)	—
Valuation allowance	(0.5)	5.5
State income taxes, net of federal tax benefit	(2.5)	4.9
Other, net	(2.2)	1.3

Effective tax rate	(43.8)%	46.7%

        The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As a consequence, permanent differences which are not deductible for federal income tax purposes and valuation allowances primarily on losses in foreign tax jurisdictions serve to increase the effective federal income tax rate of 35%. Non-deductible goodwill relates to the goodwill disposed with the Japan theatres, which is discussed in Note 2.

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40.

        The Company made a minimum annual contribution of $1,541,000 to the defined benefit pension plan during the thirteen weeks ended July 1, 2004. The Company also made a discretionary contribution of $295,000 subsequent to the thirteen weeks ended July 1, 2004, which was the final contribution made to the plan during fiscal 2005. The Company expects to make an annual pension contribution of $1,400,000 during its second fiscal quarter of 2006.

        The Company's reorganization activities commencing during fiscal 2005, resulted in a partial curtailment of the Company's postretirement plan. The Company defers curtailment gains until they are realized and as such, a curtailment gain of $788,000 was recognized during the thirteen weeks ended June 30, 2005 and the Company expects to recognize the remaining curtailment gain of $322,000 during its second fiscal quarter of 2006.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the three plans during the thirteen weeks ended June 30, 2005 and July 1, 2004 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2005	July 1, 2004	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$959	$793	$173	$152
Interest cost	1,150	1,048	261	264
Expected return on plan assets	(909)	(830)	—	—
Recognized net actuarial loss	—	260	—	29
Amortization of unrecognized transition obligation	—	44	—	13
Amortization of prior service cost	—	24	—	7
Curtailment gain	—	—	(787)	—

Net periodic benefit cost	$1,200	$1,339	$(353)	$465

NOTE 10—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Revenues
North American theatrical exhibition	$393,346	$446,784
International theatrical exhibition	13,981	15,241
NCN and other	12,619	17,644
Intersegment elimination	(7,164)	(5,497)

Total revenues	$412,782	$474,172

Segment Adjusted EBITDA
North American theatrical exhibition	$66,396	$93,523
International theatrical exhibition	(1,753)	(1,405)
NCN and other	(514)	1,239

Segment Adjusted EBITDA	$64,129	$93,357

        A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(20,167)	$29,851
Plus:
Interest expense	31,982	18,513
Depreciation and amortization	37,511	30,691
Preopening expense	8	433
Theatre and other closure expense	634	(219)
Restructuring Charge	3,069	—
Disposition of assets and other gains	(667)	(2,295)
Investment income	496	(791)
Other	(1,116)	—
General and administrative expense—unallocated:
Stock-based compensation	1,116	2,636
Merger and acquisition costs	1,685	787
Management fee	500	—
Other	9,078	13,751

Segment Adjusted EBITDA	$64,129	$93,357

        Information about the Company's long-term assets by operating segment is as follows (in thousands):

Long-term Assets	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
North American theatrical exhibition	$3,047,398	$1,455,358
International theatrical exhibition	103,726	147,042
NCN and other	—	14,772

Total segment long-term assets(1)	3,151,124	1,617,172
Construction in progress	43,242	15,045
Corporate	223,371	266,581
Accumulated depreciation-property	(855,859)	(774,672)
Accumulated amortization-intangible assets	(39,561)	(34,190)
Accumulated amortization-other long-term assets	(38,098)	(34,832)
Noncurrent assets of discontinued operations	35,378	—

Consolidated long-term assets	$2,519,597	$1,055,104

Long-term Assets, net of accumulated depreciation and amortization	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
North American theatrical exhibition	$2,245,120	$766,612
International theatrical exhibition	41,480	66,413
NCN and other	—	2,513

Total segment long-term assets(1)	2,286,600	835,538
Construction in progress	43,242	15,045
Corporate	154,377	204,521
Noncurrent assets of discontinued operations	35,378	—

Consolidated long-term assets, net	$2,519,597	$1,055,104

(1)
Segment long-term assets are comprised of property, intangibles and goodwill.

Consolidated Balance Sheet	June 30, 2005	July 1, 2004
	(Successor)	(Predecessor)
Property, net	$823,020	$776,344
Intangible assets, net	185,596	22,914
Goodwill	1,309,624	71,727
Deferred income taxes	51,550	130,784
Other long-term assets	114,429	53,335
Noncurrent assets of discontinued operations	35,378	—

Consolidated long-term assets	$2,519,597	$1,055,104

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information of the Predecessor ("AMCE") has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's debt are full and unconditional and joint and several.

Thirteen Weeks ended July 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$—	$311,923	$9,331	$—	$321,254
Concessions	—	123,268	3,154	—	126,422
Other theatre	—	25,636	860	—	26,496

Total revenues	—	460,827	13,345	—	474,172

Costs and Expenses:
Film exhibition costs	—	168,907	4,570	—	173,477
Concession costs	—	14,219	746	—	14,965
Theatre operating expense	—	108,289	4,619	—	112,908
Rent	—	74,678	4,787	—	79,465
General and administrative expense
Stock-based compensation	—	2,636	—	—	2,636
Merger and acquisition costs	—	787	—	—	787
Other	49	13,530	172	—	13,751
Preopening expense	—	433	—	—	433
Theatre and other closure expense	—	(219)	—	—	(219)
Depreciation and amortization	—	28,986	1,705	—	30,691
Disposition of assets and other gains	—	(2,295)	—	—	(2,295)

Total costs and expenses	49	409,951	16,599	—	426,599

Other expense (income)
Equity in net losses (earnings) of subsidiaries	(18,945)	4,005		14,940	—
Interest expense
Corporate borrowings	15,698	11,001	467	(11,159)	16,007
Capital and financing lease obligations	—	1,956	550	—	2,506
Investment income	(10,690)	(931)	(329)	11,159	(791)

Total other expense	(13,937)	16,031	688	14,940	17,722

Earnings (loss) from continuing operations before income taxes	13,888	34,845	(3,942)	(14,940)	29,851
Income tax provision (benefit)	(2,000)	15,900	—	—	13,900

Earnings (loss) from continuing operations	15,888	18,945	(3,942)	(14,940)	15,951
Loss from discontinued operations, net of income taxes	—	—	(63)	—	(63)

Net earnings (loss)	$15,888	$18,945	$(4,005)	$(14,940)	$15,888

Preferred dividends and allocation of undistributed earnings	9,380				9,380

Net earnings for shares of common stock	$6,508				$6,508

Thirteen Weeks ended July 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by operating activities	$20,360	$48,565	$201	$—	$69,126

Cash flows from investing activities:
Capital expenditures	—	(28,206)	(937)	—	(29,143)
Proceeds from disposition of long-term assets	—	19	—	—	19
Net change in reimbursable construction advances	—	2,737			2,737
Other, net	—	(1,639)	20	—	(1,619)

Net cash (used in) investing activities	—	(27,089)	(917)	—	(28,006)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	—	(604)	(66)	—	(670)
Change in cash overdrafts	—	30,836	—	—	30,836
Change in construction payables	—	(1,493)	—	—	(1,493)
Cash portion of preferred dividends	(4,193)	—	—	—	(4,193)
Proceeds from exercise of stock options	40	—	—	—	40
Treasury stock purchases	(333)	—	—	—	(333)
Change in intercompany advances	(15,874)	10,814	5,060	—	—

Net cash provided by (used in) financing activities	(20,360)	39,553	4,994	—	24,187

Effect of exchange rate changes on cash and equivalents	—	—	180	—	180

Net increase in cash and equivalents	—	61,029	4,458	—	65,487
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248

Cash and equivalents at end of period	$—	$365,438	$33,297	$—	$398,735

NOTE 12—COMMITMENTS AND CONTINGENCIES

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc., the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with and into the Company, with the Company continuing after the merger. The transactions are expected to close during the Company's fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance the Company's amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock.

        The companies plan to refinance their senior credit facilities in connection with the closing of the merger. The merger will not constitute a change of control for purposes of the outstanding senior notes of Holdings or the outstanding senior notes or senior subordinated notes of AMCE. While it has not yet been determined whether the merger will require a change of control repurchase offer under Loews' outstanding 9% Senior Subordinated Notes due 2014, the companies have secured commitments to refinance such notes to the extent that such an offer is required under the indenture governing such notes.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000. On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of site comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal, and the trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, the Company is preparing for the remedies phase of the litigation and has renewed settlement discussions with the Department. The trial court has scheduled a status conference for September 12, 2005.

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

        On December 5, 2003 the U.S. District Court for the Central District of California entered a consent order and final judgment on non-line of sight issues under which the Company agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at 101 stadium-style theatres and at certain theatres the Company may open or acquire in the future. The Company estimates that the cost of these betterments will be $26.3 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

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

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal.    (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,600,000 of which it has expended approximately $25,300,000 through June 30, 2005. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. The Company has received settlement payments from various parties in connection with this matter of $675,000, $2,610,000 and $925,000 during fiscal 2006, 2005 and 2004, respectively. The Company has also agreed to additional settlements totaling $560,000 for which payments have not been received. Gain contingencies are recognized upon receipt.

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not currently contemplating an accounting change which would be impacted by SFAS 154.

        In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF

03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1 will have a material impact on its financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. In addition the Board decided to retain the guidance in APB Opinion No. 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on The Company's consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations; (xiii) results of significant litigation and (xiv) our ability to obtain regulatory approvals for the proposed merger. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are one of the world's leading theatrical exhibition companies. As of June 30, 2005, we operated 224 theatres with a total of 3,475 screens, with 95%, or 3,300, of our screens in North America, and 5%, or 175, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. We anticipate disposing of our last remaining theatre in Japan during the second quarter of fiscal 2006.

        We completed a merger (the "Merger") on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired the Company. Marquee Inc. ("Marquee") was formed on July 16, 2004. On

December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMC Entertainment Inc. ("AMCE" or the "Company"), with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.

        The consolidated financial statements presented herein are those of the accounting acquiror for the thirteen week period ended June 30, 2005, and those of its Predecessor, AMCE, for the thirteen week period ended July 1, 2004. A separate discussion for Holdings is not presented herein since AMCE is representative of Holdings' operations. "We" refers to AMCE for purposes of Item 2 of this Quarterly Report on Form 10-Q.

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

        On March 29, 2005, the Company and Regal Entertainment Group combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN.

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc., the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with and into AMCE, with AMCE continuing after the merger. The transactions are expected to close during our fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance our amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock.

        The companies plan to refinance their senior credit facilities in connection with the closing of the merger. The merger will not constitute a change of control for purposes of the outstanding senior notes of Holdings or the outstanding senior notes or senior subordinated notes of AMCE. While it has not yet been determined whether the merger will require a change of control repurchase offer under Loews' outstanding 9% Senior Subordinated Notes due 2014, the companies have secured commitments to refinance such notes to the extent that such an offer is required under the indenture governing such notes.

        On June 30, 2005, we sold one of our wholly-owned subsidiaries Japan AMC Theatres Inc., including four of our five theatres in Japan. We anticipate the sale of our remaining Japanese theatre during our second fiscal quarter of 2006.

        The operations and cash flows of the Japan theatres have been eliminated from our ongoing operations as a result of the disposal transaction and anticipated disposal transaction during the second fiscal quarter of fiscal 2006. We will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in our International theatrical exhibition operating segment.

        For financial reporting purposes we have three segments, North American theatrical exhibition, International theatrical exhibition and NCN and other.

        Our North American and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through June 30, 2005, we added 114 theatres with 2,387 new screens, acquired 80 theatres with 786 screens and disposed of 202 theatres with 1,328 screens. As of June 30, 2005, approximately 74%, or 2,578, of our screens were located in megaplex theatres.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's North American and International theatrical exhibition operations and NCN and other businesses. Reference is made to Note 10 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended
	June 30, 2005	July 1, 2004	% Change
	(Successor)	(Predecessor)
Revenues
North American theatrical exhibition
Admissions	$266,364	$309,968	(14.1)%
Concessions	108,076	123,033	(12.2)%
Other theatre	18,906	13,783	37.2%

	393,346	446,784	(12.0)%

International theatrical exhibition
Admissions	10,042	11,286	(11.0)%
Concessions	3,257	3,389	(3.9)%
Other theatre	682	566	20.5%

	13,981	15,241	(8.3)%
NCN and other	5,455	12,147	(55.1)%

Total revenues	$412,782	$474,172	(12.9)%

Cost of Operations
North American theatrical exhibition
Film exhibition costs	$146,945	$167,971	(12.5)%
Concession costs	11,281	14,168	(20.4)%
Theatre operating expense	95,491	97,235	(1.8)%
Rent	73,233	73,887	(0.9)%
Preopening expense	8	433	(98.2)%
Theatre and other closure expense	609	(219)	*

	327,567	353,475	(7.3)%

International theatrical exhibition
Film exhibition costs	4,772	5,506	(13.3)%
Concession costs	448	797	(43.8)%
Theatre operating expense	5,061	4,765	6.2%
Rent	5,453	5,578	(2.2)%
Theatre closure	25	—	*

	15,759	16,646	(5.3)%

NCN and other	5,969	10,908	(45.3)%
General and administrative expense:
Stock-based compensation	1,116	2,636	(57.7)%
Merger and Acquisition costs	1,685	787	*
Management Fee	500	—	*
Other	9,078	13,751	(34.0)%
Restructuring charge	3,069	—	*
Depreciation and amortization	37,511	30,691	22.2%
Disposition of assets and other gains	(667)	(2,295)	(70.9)%

Total costs and expenses	$401,587	$426,599	(5.9)%

*
Percentage change in excess of 100%.

Thirteen Weeks Ended June 30, 2005 and July 1, 2004

        Revenues.    Total revenues decreased 12.9%, or $61,390,000, during the thirteen weeks ended June 30, 2005 compared to the thirteen weeks ended July 1, 2004.

        North American theatrical exhibition revenues decreased 12.0%. Admissions revenues decreased 14.1% due to a 17.4% decrease in attendance, partially offset by a 4.1% increase in average ticket price. Attendance decreased primarily due to an 18.1% decrease in attendance at comparable theatres (theatres opened on or before the first quarter of fiscal 2005) related to overall popularity of film product compared to the prior year quarter and a decrease in attendance due to screen closures, partially offset by an increase in attendance at new theatres. The box office declined 13% industry-wide during the second calendar quarter of 2005 compared to the prior year due to a decline in attendance, partially offset by an estimated 4.7% increase in average ticket prices. We closed six theatres with 44 screens and opened two theatres with 28 screens since July 1, 2004. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 12.2% due to the decrease in attendance, partially offset by a 6.4% increase in average concessions per patron related to price increases and an increase in units sold per patron. Other theatre revenues increased 37.2%. Included in other theatre revenues are on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues decreased 8.3%. Admissions revenues decreased 11.0% due to a 16.7% decrease in attendance due to overall popularity of film product, partially offset by a 6.8% increase in average ticket price due primarily to the weaker U.S. dollar. Concession revenues decreased 3.9% due to the decrease in attendance partially offset by a 15.4% increase in concessions per patron. Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from NCN and other decreased 55.1% due to a decrease in advertising revenues resulting from the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to the run-off of customer contracts entered into prior to March 29, 2005.

        Costs and expenses.    Total costs and expenses decreased 5.9%, or $25,032,000, during the thirteen weeks ended June 30, 2005 compared to the thirteen weeks ended July 1, 2004.

        North American theatrical exhibition costs and expenses decreased 7.3%. Film exhibition costs decreased 12.5% due to the decrease in admissions, partially offset by an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.2% in the current period as compared with 54.2% in the prior period due to increased film rental terms, which were impacted by Star Wars Episode III: Revenge of the Sith, whose audience appeal led to higher than normal film rental terms during the period. Concession costs decreased 20.4% due to the decrease in concessions revenues and decreased concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 10.4% in the current period compared with 11.5% in the prior period. As a percentage of revenues, theatre operating expense was 24.3% in the current period as compared to 21.8% in the prior period due primarily to the decline in revenues. Rent expense decreased 0.9% primarily due to decreased FF&E rent related to the repurchase of certain leased FF&E assets during the fourth fiscal quarter of fiscal 2005 and due to decreased percentage rent. During the thirteen weeks ended June 30, 2005, we recognized $609,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the thirteen weeks ended July 1, 2004, we recognized a credit of $219,000 in theatre and other closure expense related primarily to a payment received from the landlord at one theatre with six screens.

        International theatrical exhibition costs and expenses decreased 5.3%. Film exhibition costs decreased 13.3% due to the decrease in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 47.5% in the current period as compared with 48.8% in the prior period. Concession costs decreased 43.8% due to the decrease in concession revenues and decreases related to improvement in cost control under vendor agreements. Theatre operating expense increased 6.2% and rent expense decreased 2.2%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from NCN and other decreased 45.3% due to the contribution of net assets by NCN to NCM.

  General and Administrative Expense:

                Stock-based Compensation.    Stock-based compensation decreased 57.7% or $1,520,000, during the thirteen weeks ended June 30, 2005 compared to the thirteen weeks ended July 1, 2004. Current period expense of $1,116,000 relates to options issued by our parent, Holdings, for certain members of our management. The prior period expense of $2,636,000 relates to deferred stock units granted during fiscal 2005 under the 2003 LTIP and expense related to restricted stock awards becoming fully vested during the period ended July 1, 2004.

                Merger and acquisition costs.    Merger and acquisition costs were $1,685,000 during the thirteen weeks ended June 30, 2005, which are primarily comprised of additional professional and consulting costs related to the Merger and other strategic initiatives.

                Management fee.    Management fee costs increased $500,000 during the current period. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders of our parent in exchange for consulting and other services.

                Other.    Other general and administrative expense decreased 34.0%, or $4,673,000, primarily due to a $1,597,000 decrease in incentive-based compensation due to our decline in operating results, a $818,000 decrease in postretirement expense related to our reorganization activities, a $809,000 decrease in legal and construction expenses and a $374,000 decrease in salaries due to our reorganization activities.

        Restructuring Charge.    Restructuring charges were $3,069,000 during the thirteen weeks ended June 30, 2005. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and a contribution of assets by NCN to NCM. We expect to complete the organizational restructuring including payment of the related costs by September 29, 2005.

        Depreciation and Amortization.    Depreciation and amortization increased 22.2%, or $6,820,000, due primarily to increased property values associated with fair value adjustments recorded as a result of the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $667,000 during the current period compared to $2,295,000 in the prior period. The current and prior periods included $675,000 and $2,310,000, respectively of settlements received related to fireproofing claims at various theatres (see Note 12- Commitment and Contingencies to Consolidated Financial Statements).

        Other Income.    Other income includes $1,116,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote.

        Interest Expense.    Interest expense increased 72.8%, or $13,469,000 primarily due to increased borrowings. On August 18, 2004, we issued $250,000,000 aggregate principal amount of 8 5/8% Senior Fixed Rate Notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of Senior Floating Rate Notes due 2010 ("Floating Notes due 2010") which currently bear interest at 7.52%. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760.

        Investment Expense (Income).    Investment income decreased by $1,287,000 during the current period compared to the prior period. Interest income decreased by $603,000 due to a decline in invested cash and equivalents and investment losses increased $684,000 related to equity in losses of investments in non-consolidated entities under the equity method of accounting.

        Income Tax Provision (Benefit).    The benefit for income taxes from continuing operations was $8,300,000 in the current period compared to a provision of $13,900,000 in the prior period. The effective tax rates for taxes from continuing operations for the current and prior periods were 41.2% and 46.6%, respectively.

        Loss From Discontinued Operations, Net.    On June 30, 2005 we sold Japan AMC Theatres, Inc. including four theatres in Japan with 63 screens. The results of operations of these theatres have been classified as discontinued operations and we also have considered the remaining theatre in Japan with 16 screens within discontinued operations as we expect to sell this theatre during our second fiscal quarter of 2006. The information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Earnings (Loss) for Shares of Common Stock.    Net earnings decreased during the thirteen weeks ended June 30, 2005 to a loss of $31,191,000 from earnings of $15,888,000 in the prior period. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,866,000 for the period from April 1, 2004 to April 19, 2004 and cash dividends of $4,193,000 for the period from April 19, 2004 through July 1, 2004 were recorded during the prior period. Undistributed earnings of $2,321,000 were allocated to the participating preferred during the prior year under the "two class" method.

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

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $29,837,000 and $69,126,000 during the thirteen weeks ended June 30, 2005 and July 1, 2004, respectively. The decrease in operating cash flows during the thirteen weeks ended June 30, 2005 is primarily due to decreases in net earnings. We had working capital deficits as of June 30, 2005 and March 31, 2005 of $92,289,000 and $134,330,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $163,000,000 available on our credit facility to meet these obligations as of June 30, 2005 and March 31, 2005.

        During the first quarter of fiscal 2006, we closed one domestic theatre with eight screens and disposed of four international theatres in Japan with 63 screens resulting in a circuit total of 224 theatres and 3,475 screens as of June 30, 2005.

Cash Flows from Investing Activities

        Cash inflows and (outflows) from investing activities, as reflected in the Consolidated Statements of Cash Flows were $20,069,000 and ($28,006,000), during the thirteen weeks ended June 30, 2005 and July 1, 2004, respectively. As of June 30, 2005, we had construction in progress of $43,170,000. We had nine North American theatres with a total of 145 screens under construction as of June 30, 2005. Cash outflows from investing activities include capital expenditures of $16,072,000 and $29,143,000 during the thirteen weeks ended June 30, 2005 and July 1, 2004, respectively. We expect that our gross capital expenditures in fiscal 2006 will be approximately $130,000,000 and our proceeds from sale/leasebacks will be approximately $30,000,000.

        On June 30, 2005, we disposed of Japan AMC Theatres, Inc., including four theatres, for a cash sales price of $44,861,000.

        We fund the costs of constructing new theatres using existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. We currently have one operating theatre and another location under construction that we believe could be sold and leased back for estimated proceeds of $30,000,000 should we elect to do so, and if allowed under the financial covenants of our existing debt instruments.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable.

Cash Flows from Financing Activities

        Cash flows provided by financing activities, as reflected in the Consolidated Statement of Cash Flows, were $4,345,000 and $24,187,000 during the thirteen weeks ended June 30, 2005 and July 1, 2004, respectively.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for certain information about our credit facility and our Notes due 2011, Notes due 2012, Notes due 2014, our Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014.

        Concurrently with the consummation of the Merger, we have entered into an amendment to our credit facility. We refer to this amended credit facility as the "amended credit facility". The amended credit facility modifies our previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the "amended credit facility" which was scheduled to mature on April 9, 2009. As of June 30, 2005, we had no amounts outstanding under the amended credit facility and had issued approximately $12,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $163,000,000.

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

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014). Under the indenture relating to the Notes due 2012 and Notes due 2014, the most restrictive of the indentures, we could borrow approximately $83,000,000 as of June 30, 2005 in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indenture relating to the 2011, 2012 and 2014 notes.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of June 30, 2005, we were in compliance with all financial covenants relating to the amended credit facility, the Notes due 2011, the Notes due 2012, the Notes due 2014, the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.

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

        In December 2004, the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. In addition the Board decided to retain the guidance in APB Opinion No. 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 amended credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of June 30, 2005, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes. Included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 1% fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $511,000 during the thirteen weeks ended June 30, 2005.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $187,989,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently have continuing operations in China (Hong Kong), France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently have continuing operations would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $0.6 million and $13.3 million, respectively.

Item 4. Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 30, 2005 for information on certain litigation to which we are a party.

        One of the cases referred to in our Annual Report on Form 10-K is William Baer and Anlsnara Hamlzonek v. American Multi-Cinema Inc. DOES 1 to 100; Orange County California Superior Court, Case No. 04CC00507. The Company has entered into a settlement agreement for $110,000 and the matter has been concluded.

        Another case referred to was Ernest Galindo v. American Multi-Cinema Inc. et al. (Case no. BC328770, Los Angeles County Superior Court). This case was recently dismissed without prejudice.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 6.    Exhibits.

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
2.1(d)(4)
Support Agreement dated February 14, 2002, by and among GC Companies, Inc., the Official Committee of Unsecured Creditors in the Chapter 11 Cases of GCC Debtors, AMC Entertainment Inc., Fleet National Bank and Bank of America, N.A. (incorporated by reference from Exhibit 2.5(c) (3) to Amendment No. 3 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on February 22, 2002).
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
2.1(g)
Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
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
4.1(b)
First Amendment, dated August 16, 2004, to Second Amended and Restated Credit Agreement dated as of March 26, 2004 (incorporated by reference from Exhibit 4.1(g) to the Company's Registration Statement on Form S-4 (File No. 333-13911) filed September 2, 2004).
4.1(c)
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
4.2(d)
Second Supplemental Indenture dated December 23, 2004 respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.1 to the Company's 8-K (File No. 1-8747) filed January 12, 2005).

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
4.7
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.8(a)
Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.8(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.9(a)
Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.9(b)
Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.10(a)
Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.10(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.11(a)
Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.11(b)
Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.12(a)
Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).
4.12(b)
Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQUEE HOLDINGS INC.
Date: August 15, 2005	/s/ PETER C. BROWN Peter c. Brown Chairman of the Board, Chief Executive Officer and President
Date: August 15, 2005	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES