Form 10-Q
period 2005-09-29
Marquee Holdings Inc.
filed 2005-11-09
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2005
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 29, 2005
Common Stock, 1¢ par value	769,350

MARQUEE HOLDINGS INC. AND SUBSIDIARY
INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	13 Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	13 Weeks Ended September 30, 2004	26 Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	26 Weeks Ended September 30, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$270,414	$—	$303,633	$546,820	$—	$624,887
Concessions	105,679	—	113,610	217,012	—	240,032
Other revenue	22,844	—	26,876	47,887	—	53,372

Total revenues	398,937	—	444,119	811,719	—	918,291

Costs and Expenses
Film exhibition costs	143,545	—	161,137	295,262	—	334,614
Concession costs	12,039	—	12,533	23,768	—	27,498
Operating expense	107,822	—	116,121	214,343	—	229,029
Rent	78,006	—	79,425	156,692	—	158,890
General and administrative:
Merger and acquisition costs	960	—	3,056	2,645	—	3,843
Management fee	500	—	—	1,000	—	—
Other	8,005	—	14,119	18,199	—	30,506
Preopening expense	728	—	548	736	—	981
Theatre and other closure expense	346	—	10,540	980	—	10,321
Restructuring charge	839	—	—	3,908	—	—
Depreciation and amortization	37,956	—	30,387	75,467	—	61,078
Disposition of assets and other gains	(103)	—	(100)	(770)	—	(2,395)

Total costs and expenses	390,643	—	427,766	792,230	—	854,365

Other expense (income)
Other income	(6,103)	—	—	(7,219)	—	—
Interest expense
Corporate borrowings	30,035	6,723	22,890	60,332	6,723	38,897
Capital and financing lease obligations	1,695	—	2,499	3,380	—	5,005
Investment income	(976)	(894)	(2,207)	(480)	(894)	(2,998)

Total other expense	24,651	5,829	23,182	56,013	5,829	40,904

Earnings (loss) from continuing operations before income taxes	(16,357)	(5,829)	(6,829)	(36,524)	(5,829)	23,022
Income tax provision (benefit)	(5,900)	—	400	(14,200)	—	14,300

Earnings (loss) from continuing operations	(10,457)	(5,829)	(7,229)	(22,324)	(5,829)	8,722
Earnings (loss) from discontinued operations, net of income tax benefit	(2,770)	—	521	(22,094)	—	458

Net earnings (loss)	$(13,227)	$(5,829	$(6,708)	$(44,418)	$(5,829)	$9,180

Preferred dividends and allocation of undistributed earnings	—	—	5,661	—	—	12,720

Loss for shares of common stock	$(13,227)	$(5,829)	$(12,369)	$(44,418)	$(5,829)	$(3,540)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2005	March 31, 2005
	(Successor)	(Successor)
ASSETS
Current assets:
Cash and equivalents	$73,923	$72,945
Receivables, net of allowance for doubtful accounts of $927 as of September 29, 2005 and $862 as of March 31, 2005	51,224	41,430
Other current assets	39,541	65,972

Total current assets	164,688	180,347
Property, net	814,146	854,463
Intangible assets, net	181,129	189,544
Goodwill	1,313,865	1,401,740
Deferred income taxes	55,925	53,019
Other long term assets	117,099	118,398

Total assets	$2,646,852	$2,797,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,217	$121,146
Accrued expenses and other liabilities	108,824	119,802
Deferred revenues and income	62,859	70,284
Current maturities of capital and financing lease obligations	2,574	3,445

Total current liabilities	260,474	314,677
Corporate borrowings	1,354,342	1,344,531
Capital and financing lease obligations	34,711	62,025
Other long term liabilities	321,213	354,240

Total liabilities	1,970,740	2,075,473

Stockholders' equity:
Common Stock, 1¢ par value; 769,350 shares issued as of September 29, 2005 and March 31, 2005	8	8
Additional paid in capital	766,857	766,035
Accumulated other comprehensive income (loss)	(1,945)	385
Accumulated deficit	(88,808)	(44,390)

Total stockholders' equity	676,112	722,038

Total liabilities and stockholders' equity	$2,646,852	$2,797,511

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	Twenty-six Weeks Ended September 30, 2004
	(Successor)	(Successor)	(Predecessor)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(44,418)	$(5,829)	$9,180
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	76,173	—	62,352
Non cash portion of stock based compensation	747	—	5,345
Non cash portion of pension and postretirement expense	2,007	—	3,608
Deferred income taxes	5,125	—	9,889
Change in assets and liabilities, net of effects from acquisition:
Receivables	(5,264)	—	927
Other assets	23,438	—	433
Accounts payable	(12,893)	—	(16,526)
Accrued expenses and other liabilities	(34,148)	4,073	(4,265)
Other, net	1,610	250	2,121
Amortization of discount on corporate borrowings	9,811	2,400	2,400

Net cash provided by operating activities	22,188	894	75,464

Cash flows from investing activities:
Capital expenditures	(44,437)	—	(51,913)
Construction project costs:
Reimbursable by landlord	(5,414)	—	—
Reimbursed by landlord	1,734	—	—
Net change in reimbursable construction advance	(4,856)	—	6,427
Proceeds on disposal-discontinued operations	53,456	—	—
Increase in restricted cash	—	(625,812)	(625,812)
Proceeds from disposition of long term assets	—	—	83
Other, net	(1,021)	—	(2,368)

Net cash used in investing activities	(538)	(625,812)	(673,583)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	—	250,000	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	—	205,000	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	—	169,918	169,918
Proceeds from sale/leasebacks	6,661	—	—
Principal payments under capital and financing lease obligations	(1,717)	—	(1,357)
Change in cash overdrafts	(27,227)	—	24,803
Change in construction payables	2,449	—	5,224
Cash portion of preferred dividends	—	—	(9,349)
Deferred financing costs	(938)	—	(1,109)
Treasury stock purchases and other	—	—	(288)

Net cash (used in) provided by financing activities	(20,772)	624,918	642,842

Effect of exchange rate changes on cash and equivalents	100	—	(306)

Net increase in cash and equivalents	978	—	44,417
Cash and equivalents at beginning of period	72,945	—	333,248

Cash and equivalents at end of period	$73,923	$—	$377,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,332 and $439)	$54,062	$—	$37,008
Income taxes paid, net of refunds	850	—	1,934
Schedule of non cash investing and financing activities:
Assets capitalized under EITF 97-10	$5,414	$—	$—
Issue Common Stock related to purchase of GC Companies, Inc.	—	—	2,021
Preferred dividends	—	—	3,371

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2005

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. ("JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo," and together with JPMP, the "Sponsors"), other co-investors and certain members of management. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE" or the "Company") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

        AMC Entertainment Inc. is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada" formerly, North American theatrical exhibition) and in Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Portugal, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through AMCEI.

        The Company completed a merger on December 23, 2004 in which Holdings' Subsidiary, Marquee Inc. ("Marquee"), acquired the Company. See Note 2—Acquisitions for additional information regarding the merger. Holdings is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE with AMCE and its parent Holdings as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the thirteen and twenty-six weeks ended September 29, 2005 and the period from inception July 16, 2004 through September 30, 2004 and those of its Predecessor, AMCE, for the thirteen and twenty-six weeks ended September 30, 2004.

        In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of senior unsecured floating rate notes due 2010 ("Floating Notes due 2010") and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the merger were related to these financings. Because the Company was the primary beneficiary of the two merger entities which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company was required to consolidate the merger entities' operations and financial position into the Company's financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE, and the letters of credit which gave rise to consolidation of the entities under FIN 46 were cancelled. As such, Marquee's operations and financial position are included within the Company's Consolidated Financial Statements and Holding's results of operations are included within the Predecessor's Consolidated Financial Statements from its inception on July 16, 2004 through September 30, 2004. Subsequent to December 23, 2004, AMCE deconsolidated Holding's assets and liabilities.

        The results of operations of Holdings included within the Predecessor Company's Consolidated Statements of Operations for the twenty-six weeks ended September 30, 2004 include interest expense of $2,429,000 and interest income of $247,000.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the Company. The Company will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010, the Existing Subordinated Notes and the amended credit facility. The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with Holdings' report on Form 8-K filed on October 21, 2005 for the year (52 weeks) ended March 31, 2005. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 29, 2005 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2006.

        The March 31, 2005 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

        Checks issued but not presented to banks are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of September 29, 2005 and March 31, 2005 was $8,093,000 and $35,320,000, respectively.

        Amounts previously reported in Form 10-Q for fiscal year 2005 have been retroactively reclassified to reflect as discontinued operations, the results of operations for Japan AMC Theatres, Inc. which the Company sold on June 30, 2005 and for all remaining assets related to the Company's Japan operations sold on September 1, 2005. Amounts previously reported in Form 10-K for fiscal year 2005 have been retroactively reclassified in Holdings' Form 8-K filed on October 21, 2005 to reflect the results of the Japanese operations as discontinued operations.

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

Cash and equivalents	$396,636
Other current assets	98,969
Property, net	899,283
Intangible assets	205,148
Goodwill	1,394,856
Deferred income taxes	53,910
Other long-term assets	61,006
Current liabilities	(344,678)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(324,122)

Total estimated purchase price	$1,665,200

        Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been preliminarily allocated to the Company's U.S. and Canada theatrical exhibition operating segment, NCN and other operating segment, Japan AMC Theatres Inc. and the Company's Japan branch (the reporting units). The Company has performed its annual impairment test for goodwill and recorded no impairment as of March 31, 2005. The goodwill of $29,973,000, allocated to the NCN and other operating segment, was contributed to a cinema screen advertising joint venture between the Company and Regal Entertainment Group, National CineMedia, LLC ("NCM") and is included in the Company's investment in NCM together with certain of NCN's other contributed assets. Goodwill of $44,419,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005, and goodwill of $6,599,000 was allocated to the remaining Japan location which was disposed of in connection with the consummation of the sale of that entity on September 1, 2005.

        The unaudited pro forma financial information presented below sets forth Holdings' historical statements of operations for the periods indicated and gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods. Because the pro forma financial information gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods, all pro forma information is for the Successor. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks	Twenty-six Weeks
	Pro Forma July 2, 2004 through September 30, 2004	Pro Forma April 2, 2004 through September 30, 2004
	(Unaudited)	(Unaudited)
	(In thousands)
Revenues
Admissions	$303,633	$624,887
Concessions	113,610	240,032
Other revenue	26,876	53,372

Total revenues	444,119	918,291

Expenses
Film exhibition costs	161,137	334,614
Concession costs	12,533	27,498
Operating expense	116,121	229,029
Rent	77,781	155,602
General and administrative:
Merger and acquisition costs*	3,056	3,843
Management fee	500	1,000
Other	14,119	30,506
Preopening expense	548	981
Theatre and other closure expense	10,540	10,321
Depreciation and amortization	42,022	84,347
Disposition of assets and other gains	(100)	(2,395)

Total costs and expenses	438,257	875,346

Other expense (income)
Interest expense
Corporate borrowings	30,175	60,577
Capital and financing lease obligations	2,499	5,005
Investment income	(2,207)	(2,998)

Total other expense	30,467	62,584

Loss from continuing operations before income taxes	(24,605)	(19,639)
Income tax benefit	(6,600)	(2,700)

Loss from continuing operations	(18,005)	(16,939)
Earnings from discontinued operations, net of income tax benefit	521	458

Net loss	$(17,484)	$(16,481)

*
Primarily represents non-recurring transaction costs for the Merger and related transactions.

NOTE 3—DISCONTINUED OPERATIONS

        On June 30, 2005, the Company sold one of its wholly-owned subsidiaries, Japan AMC Theatres Inc., including four of its five theatres in Japan. The Company sold its remaining Japan theatre on September 1, 2005. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company has incurred pre-tax losses of $38,689,000, including a $4,998,000 impairment charge in fiscal 2003.

        The operations and cash flows of the Japan theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. The Company will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company's International theatrical exhibition operating segment. Components of amounts reflected as earnings (loss) from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2005	September 30, 2004	September 29, 2005	September 30, 2004
	(Successor)		(Successor)	(Predecessor)
	(Unaudited) (In thousands)
Revenues
Admissions	$2,138	$14,143	$11,293	$25,741
Concessions	398	2,965	2,134	5,218
Other revenue	111	673	315	1,283

Total revenue	2,647	17,781	13,742	32,242

Costs and Expense
Film exhibition costs	1,221	8,330	6,076	14,733
Concession costs	70	629	382	1,113
Operating expense	505	3,548	3,231	6,436
Rent	664	3,992	3,918	7,805
General and administrative expense—other	455	161	1,223	423
Depreciation and amortization	2	600	706	1,274

Total costs and expense	2,917	17,260	15,536	31,784

Earnings (loss) before income taxes	(270)	521	(1,794)	458
Income tax provision	2,500	—	20,300	—

Earnings (loss) from discontinued operations	$(2,770)	$521	$(22,094)	$458

        Goodwill of $44,419,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company's Japan branch and disposed of in connection with the consummation of the sale of those entities. The goodwill is not deductible for tax purposes and is discussed in Note 8.

NOTE 4—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	Thirteen Weeks Ended September 30, 2004	Twenty-six Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	Twenty-six Weeks Ended September 30, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net earnings (loss)	$(13,227)	$(5,829)	$(6,708)	$(44,418)	$(5,829)	$9,180
Foreign currency translation adjustment	—	—	(554)	(2,364)	—	(812)
Decrease (increase) in unrealized loss on marketable equity securities	114	—	10	34	—	(46)

Total comprehensive earnings (loss)	$(13,113)	$(5,829)	$(7,252)	$(46,748)	$(5,829)	$8,322

NOTE 5—STOCKHOLDERS' EQUITY

        Holdings has adopted a stock based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 38,876.72873 of its shares to certain employees during the Successor period ended March 31, 2005. As of September 29, 2005, there was $10,752,000 of total unrecognized compensation cost related to nonvested stock based compensation arrangements under the Holdings plan. Since the employees to whom the options were granted are employed by the Successor, the Successor is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and step-vest in equal amounts over five years but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). Two holders of Holdings' stock and stock options have put rights associated with their options and shares whereby they can require Holdings to repurchase their options and shares. These liability-classified options and shares are required to be remeasured during each reporting period. The Successor has recorded $747,000 of stock-based compensation expense and has recognized a deferred income tax benefit of approximately $299,000 in its Consolidated Statements of Operations during the twenty-six week Successor period ended September 29, 2005. The Successor has recorded $(369,000) of stock-based compensation expense and has recognized a deferred income tax expense of approximately $159,000 in its Consolidated Statements of Operations during the thirteen week Successor period ended September 29, 2005. Of the $1,948,000 cumulative stock-based compensation expense recorded since the inception of the Holdings plan, $683,000 is included within other long-term liabilities and $1,265,000 is included within additional paid-in capital on the Company's Consolidated Balance Sheet at September 29, 2005. The Company has recognized cumulative deferred income tax benefits in its Consolidated Statements of Operations of approximately $780,000 related to these options. The Successor has recorded $1,172,000 of other income related to the liability classified shares during the thirteen and twenty-six weeks ended September 29, 2005 and a liability for the shares of $2,578,000 at September 29, 2005 is included within other long-term liabilities. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) Share-Based Payment and SAB 107 Share-Based Payment and has valued the options using the Black Scholes formula.

        The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored during fiscal 2005 following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $5,345,000 was reflected in net earnings for the twenty-six weeks ended September 30, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for that period, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net earnings as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options during the period ended September 30, 2004:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	September 30, 2004	September 30, 2004
	(Predecessor)	(Predecessor)
Net earnings (loss):
As reported	$(6,708)	$9,180
Add: Stock based compensation expense included in reported net earnings, net of related tax effects	1,625	3,207
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of related tax effects	(1,625)	(3,272)

Pro forma	$6,708	$9,115

NOTE 6—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-six Weeks Ended
	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)
Beginning Balance	$28,506	$17,870
Theatre and other closure expense	980	10,321
Interest expense	—	1,091
Payments	(4,747)	(4,331)
General and administrative expense	—	12
Transfer of deferred rent	641	1,610

Ending Balance	$25,380	$26,573

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at September 29, 2005 by operating segment are as follows (in thousands):

September 29, 2005
(Successor)
U.S. and Canada Theatrical Exhibition	$23,801
International Theatrical Exhibition	1,262
NCN and Other	317

$25,380

NOTE 7—RESTRUCTURING

        Holdings' restructuring activities are disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 8-K filed on October 21, 2005 for the year ended March 31, 2005. A summary of restructuring activity during the twenty-six week period ended September 29, 2005, is set forth below (in thousands):

	Twenty-six Weeks Ended September 29, 2005
	Severance Benefits	Office Closures and Other	Total
Beginning balance	$4,926	$—	$4,926
Restructuring charge	3,149	759	3,908
Payments	(7,994)	(167)	(8,161)

Ending balance	$81	$592	$673

        The Company's reorganization activities are substantially complete as of September 29, 2005.

        Restructuring reserves at September 29, 2005 by operating segment are as follows (in thousands):

September 29, 2005
(Successor)
U.S. and Canada Theatrical Exhibition	$298
International Theatrical Exhibition	—
NCN and Other	375

$673

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	(46.6)%	—
Valuation allowance	(1.4)%	18.1%
State income taxes, net of federal tax benefit	(2.0)%	6.2%
Other, net	(0.9)%	1.6%

Effective tax rate	(15.9)%	60.9%

        The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As a consequence, permanent differences which are not deductible for federal income tax purposes, valuation allowances primarily on deferred tax assets in foreign tax jurisdictions and deferred tax assets for the Predecessor period on Marquee and Holdings serve to increase the effective federal income tax rate of 35%. Non-deductible goodwill relates to the goodwill disposed with the Japan theatres, which is discussed in Note 2.

        Holdings provided a full valuation allowance for its deferred tax assets as of September 30, 2004. Holdings had no operations of its own as of September 30, 2004 and provided a full valuation allowance for its deferred tax assets, as it was more likely than not that the tax assets would not be realized at that time.

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

        The Company made a minimum annual contribution of $1,400,000 to the defined benefit pension plan during the twenty-six weeks ended September 29, 2005 and does not anticipate making additional contributions during the remainder of fiscal 2006.

        The Company's reorganization activities, commencing during fiscal 2005, resulted in a partial curtailment of the Company's postretirement plan. The Company defers curtailment gains until they are realized and, as such, a curtailment gain of $1,110,000 was recognized during the twenty-six weeks ended September 29, 2005.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the three plans during the thirteen weeks ended September 29, 2005 and September 30, 2004 consists of the following (in thousands):

	Pension Benefits		Other Benefits
	September 29, 2005	September 30, 2004	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$959	$793	$112	$152
Interest cost	1,150	1,048	171	264
Expected return on plan assets	(909)	(830)	—	—
Recognized net actuarial loss	—	260	—	30
Amortization of unrecognized transition obligation	—	44	—	12
Amortization of prior service cost	—	24	—	7
Curtailment gain	—	—	(323)	—

Net periodic benefit cost	$1,200	$1,339	$(40)	$465

        Net periodic benefit cost recognized for the three plans during the twenty-six weeks ended September 29, 2005 and September 30, 2004 consists of the following (in thousands):

	Pension Benefits		Other Benefits
	September 29, 2005	September 30, 2004	September 29, 2005 (Successor)	September 30, 2004 (Predecessor)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$1,918	$1,586	$285	$304
Interest cost	2,300	2,096	432	528
Expected return on plan assets	(1,818)	(1,660)	—	—
Recognized net actuarial loss	—	520	—	59
Amortization of unrecognized transition obligation	—	88	—	25
Amortization of prior service cost	—	48	—	14
Curtailment gain	—	—	(1,110)	—

Net periodic benefit cost	$2,400	$2,678	$(393)	$930

NOTE 10—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2005	September 30, 2004	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues
U.S. and Canada theatrical exhibition	$377,004	$413,328	$770,350	$860,112
International theatrical exhibition	16,835	18,362	30,816	33,603
NCN and other(1)	11,654	18,935	24,273	36,579
Intersegment elimination	(6,556)	(6,506)	(13,720)	(12,003)

Total revenues	$398,937	$444,119	$811,719	$918,291

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$57,509	$72,615	$123,905	$166,138
International theatrical exhibition	131	289	(1,622)	(1,116)
NCN and other	(115)	1,999	(629)	3,238

Segment Adjusted EBITDA	$57,525	$74,903	$121,654	$168,260

        A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	13 Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	13 Weeks Ended September 30, 2004	26 Weeks Ended September 29, 2005	From Inception July 16, 2004 through September 30, 2004	26 Weeks Ended September 30, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(16,357)	$(5,829)	$(6,829)	$(36,524)	$(5,829)	$23,022
Plus:
Interest expense	31,730	6,723	25,389	63,712	6,723	43,902
Depreciation and amortization	37,956	—	30,387	75,467	—	61,078
Preopening expense	728	—	548	736	—	981
Theatre and other closure expense	346	—	10,540	980	—	10,321
Restructuring charge	839	—	—	3,908	—	—
Disposition of assets and other gains	(103)	—	(100)	(770)	—	(2,395)
Investment income	(976)	(894)	(2,207)	(480)	(894)	(2,998)
Other income (2)	(6,103)	—	—	(7,219)	—	—
General and administrative expense—unallocated:
Merger and acquisition costs	960	—	3,056	2,645	—	3,843
Management fee	500	—	—	1,000	—	—
Other(3)	8,005	—	14,119	18,199	—	30,506

Segment Adjusted EBITDA	$57,525	$—	$74,903	$121,654	$—	$168,260

        Information about the Company's long-term assets by operating segment is as follows (in thousands):

	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)
Long-term Assets
U.S. and Canada theatrical exhibition	$3,002,205	$1,476,893
International theatrical exhibition	103,447	147,439
NCN and other	345	14,544

Total segment long-term assets(4)	3,105,997	1,638,876
Construction in progress	37,365	16,423
Corporate	278,091	289,667
Accumulated depreciation—property	(855,938)	(804,601)
Accumulated amortization—intangible assets	(44,028)	(35,040)
Accumulated amortization—other long-term assets	(39,323)	(36,601)

Consolidated long-term assets, net	$2,482,164	$1,068,724

	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)
Long-term Assets, net of accumulated depreciation and amortization
U.S. and Canada theatrical exhibition	$2,197,423	$759,723
International theatrical exhibition	40,100	65,049
NCN and other	83	2,128

Total segment long-term assets(4)	2,237,606	826,900
Construction in progress	37,365	16,423
Corporate	207,193	225,401

Consolidated long-term assets, net	$2,482,164	$1,068,724

(1)
Revenues from NCN and other decreased due to the contribution of NCN's assets to NCM on March 29, 2005. The Revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. The Company's share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)
Including other income of $1,172,000 related to the remeasurement of liability-classified shares of common stock for the thirteen and twenty-six weeks ended September 29, 2005.

(3)
Including stock-based compensation expense of $(369,000) and $2,709,000 for the thirteen weeks ended September 29, 2005 and September 30, 2004, respectively, and $747,000 and $5,345,000 for the twenty-six weeks ended September 29, 2005 and September 30, 2004, respectively.

(4)
Segment long-term assets are comprised of property, intangibles and goodwill.

	September 29, 2005	September 30, 2004
	(Successor)	(Predecessor)
Consolidated Balance Sheet
Property, net	$814,146	$771,758
Intangible assets, net	181,129	21,909
Goodwill	1,313,865	71,727
Deferred income taxes	55,925	134,066
Other long-term assets	117,099	69,264

Consolidated long-term assets	$2,482,164	$1,068,724

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

Thirteen Weeks Ended September 30, 2004 (Predecessor)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
	(In thousands)
					(Predecessor)
Revenues
Admissions	$—	$292,375	$11,258	$—	$303,633
Concessions	—	109,502	4,108	—	113,610
Other revenue	—	25,959	917	—	26,876

Total revenues	—	427,836	16,283	—	444,119

Costs and Expenses
Film exhibition costs	—	155,559	5,578	—	161,137
Concession costs	—	11,579	954	—	12,533
Operating expense	—	111,440	4,681	—	116,121
Rent	—	74,626	4,799	—	79,425
General and administrative:
Merger and acquisition costs	—	3,056	—	—	3,056
Other	49	13,704	366	—	14,119
Preopening expense	—	548	—	—	548
Theatre and other closure expense	—	10,540	—	—	10,540
Depreciation and amortization	—	28,614	1,773	—	30,387
Disposition of assets and other gains	—	(100)	—	—	(100)

Total costs and expenses	49	409,566	18,151	—	427,766

Other expense (income)
Equity in net losses (earnings) of subsidiaries	(50)	2,211	—	(2,161)	—
Interest expense
Corporate borrowings	22,595	14,585	732	(15,022)	22,890
Capital and financing lease obligations	—	1,942	557	—	2,499
Investment income	(15,186)	(1,418)	(625)	15,022	(2,207)

Total other expense	7,359	17,320	664	(2,161)	23,182

Earnings (loss) from continuing operations before income taxes	(7,408)	950	(2,532)	2,161	(6,829)
Income tax provision (benefit)	(700)	900	200	—	400

Earnings (loss) from continuing operations	(6,708)	50	(2,732)	2,161	(7,229)
Earnings from discontinued operations, net of income taxes	—	—	521	—	521

Net earnings (loss)	$(6,708)	$50	$(2,211)	$2,161	$(6,708)

Preferred dividends and allocation of undistributed earnings	5,661				5,661

Net loss for shares of common stock	$(12,369)				$(12,369)

Twenty-six Weeks Ended September 30, 2004 (Predecessor):

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Marquee Inc.
					(Successor)
	(In thousands)
Revenues
Admissions	$—	$604,298	$20,589	$—	$624,887
Concessions	—	232,770	7,262	—	240,032
Other revenue	—	51,595	1,777	—	53,372

Total revenues	—	888,663	29,628	—	918,291

Costs and Expenses
Film exhibition costs	—	324,466	10,148	—	334,614
Concession costs	—	25,798	1,700	—	27,498
Operating expense	—	219,729	9,300	—	229,029
Rent	—	149,304	9,586	—	158,890
General and administrative:
Merger and acquisition costs	—	3,843	—	—	3,843
Other	98	29,870	538	—	30,506
Preopening expense	—	981	—	—	981
Theatre and other closure expense	—	10,321	—	—	10,321
Depreciation and amortization	—	57,600	3,478	—	61,078
Disposition of assets and other gains	—	(2,395)	—	—	(2,395)

Total costs and expenses	98	819,517	34,750	—	854,365

Other expense (income)
Equity in net losses (earnings) of subsidiaries	(18,995)	6,216	—	12,779	—
Interest expense
Corporate borrowings	38,293	25,586	1,199	(26,181)	38,897
Capital and financing lease obligations	—	3,898	1,107	—	5,005
Investment income	(25,876)	(2,349)	(954)	26,181	(2,998)

Total other expense	(6,578)	33,351	1,352	12,779	40,904

Earnings (loss) from continuing operations before income taxes	6,480	35,795	(6,474)	(12,779)	23,022
Income tax provision (benefit)	(2,700)	16,800	200	—	14,300

Earnings (loss) from continuing operations	9,180	18,995	(6,674)	(12,779)	8,722
Earning from discontinued operations, net of income taxes	—	—	458	—	458

Net earnings (loss)	$9,180	$18,995	$(6,216)	$(12,779)	$9,180

Preferred dividends and allocation of undistributed earnings	12,720				12,720

Net loss for shares of common stock	$(3,540)				$(3,540)

Twenty-six Weeks ended September 30, 2004 (Predecessor):

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(Predecessor)
	(In thousands)
Net cash provided by (used in) operating activities	$14,282	$62,458	$(1,276)	$—	$75,464

Cash flows from investing activities:
Capital expenditures	—	(50,196)	(1,717)	—	(51,913)
Net change in reimbursable construction advance	—	2,571	3,856	—	6,427
Increase in restricted cash	(625,812)	—	—	—	(625,812)
Proceeds from disposal of discontinued operations	—	83	—	—	83
Other, net	—	(2,594)	226	—	(2,368)

Net cash provided by (used in) investing activities	(625,812)	(50,136)	2,365	—	(673,583)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Sr Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Sr Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Proceeds from issuance of 12% Sr Discount Notes due 2014	169,918	—	—	—	169,918
Principal payments under capital and financing lease obligations	—	—	(1,357)	—	(1,357)
Change in cash overdrafts	—	24,803	—	—	24,803
Change in construction payables	—	5,224	—	—	5,224
Cash portion of preferred dividends	(9,349)	—	—	—	(9,349)
Change in intercompany advances	12,932	(20,591)	7,659	—	—
Deferred financing costs	(16,683)	15,574	—	—	(1,109)
Treasury stock purchases and other	(288)	—	—	—	(288)

Net cash provided by financing activities	611,530	25,010	6,302	—	642,842

Effect of exchange rate changes on cash and equivalents	—	—	(306)	—	(306)

Net increase in cash and equivalents	—	37,332	7,085	—	44,417
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248

Cash and equivalents at end of period	$—	$341,741	$35,924	$—	$377,665

NOTE 12—COMMITMENTS AND CONTINGENCIES

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with and into the Company, with the Company continuing after the merger. The transactions are expected to close late in the Company's third fiscal quarter of 2006 or the fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance the Company's amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock. We expect to pay costs and incur expenses related to this transaction, including one-time termination benefits, of approximately $78,000,000.

        The companies plan to refinance their senior credit facilities in connection with the closing of the merger. The merger will not constitute a change of control for purposes of the outstanding senior notes of Holdings or the outstanding senior notes or senior subordinated notes of AMCE. Under the terms of the indenture governing Loews' 9% Senior Subordinated Notes, the merger of Loews and AMCE would constitute a change of control of Loews. Because Loews will not meet certain conditions in the indenture, upon consummation of the merger, they will be required to give holders of their Senior Subordinated Notes an opportunity to sell the notes to them at a price of 101% of the principal amount of the notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of repurchase. AMCE has secured commitments to finance this repurchase offer.

        The hurricane events of September 2005 in the Gulf States region of the United States impacted five of the Company's theatres totaling 68 screens located in the New Orleans, Louisiana area. Two theatres totaling 20 screens have reopened. A third location totaling 12 screens has partially reopened. The remaining two theatres totaling 36 screens are expected to remain closed for a period of three to six months while repairs to the theatres are made. The Company carries substantial all risk property insurance coverage, including windstorm coverage, for which all loss or damage arising out of any one occurrence shall be adjusted as one loss, net of any applicable deductible. The deductible amount is not projected to have a material impact on our financial position or results of operations.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line-of-sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000. On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line- of-sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of site comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal. The trial court denied the Company's request, but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, the Company is preparing for the remedies phase of the litigation and has renewed settlement discussions with the Department. The parties are briefing their positions on the issues on November 14, 2005.

        The Company has recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimates the range of loss to be between $179,350 and $273,938 at this time.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line-of-sight aspects of the case, which involves such matters as parking areas, signage, ramps,

location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line-of-sight decision, the trial court concluded that the Company had violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.

        On December 5, 2003 the U.S. District Court for the Central District of California entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at 139 stadium-style theatres and at certain theatres the Company may open in the future. The Company estimates that the cost of these betterments will be $42.3 million, which is expected to be incurred over the remaining term of the consent order of 3.5 years. Through September 29, 2005 the Company has incurred $5 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

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

        On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and the Delaware action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit the Company to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) the Company would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which it did) and (iii) the Company would pay, on behalf of the defendants, fees and expenses of plaintiffs' counsel of approximately $1.7 million (which such amounts the Company has accrued but believes are covered by its existing directors and officers insurance policy). In reaching this settlement, the Company confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with financial information included in the Company's earnings press release, issued on the same date as the announcement of the merger agreement. The Memorandum of Understanding also provided for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against the Company, the other defendants and their respective affiliates. A settlement hearing is scheduled for December 2, 2005 in the Circuit Court of Jackson County, Missouri.

        Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court (Case No: 03CC00429). On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former "senior managers," "salary operations managers" and persons holding similar positions who claim, that they were improperly classified by the Company as exempt employees over the prior four years. On January 7, 2005, the Grant Court granted defendants' motion to strike the class allegations. We have reached a settlement on Mr. Grant's individual claims against the Company, but the settlement agreement is still in the process of being formalized.

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

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,600,000, of which it has expended approximately $25,300,000 through September 29, 2005. The remainder is for projected costs of repairs yet to be performed. The Company is also seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. The Company has received settlement payments from various parties in connection with this matter of $675,000, $2,610,000 and $925,000 during fiscal 2006, 2005 and 2004, respectively. The Company has also agreed to additional settlements totaling $560,000 for which payment of $260,000 was received in October 2005. Gain contingencies are recognized upon receipt.

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, the Company will no longer be able to capitalize rental costs during the construction period and will begin expensing them as preopening expense prior to the theatre opening date. This FSP is effective for the first reporting period beginning after December 15, 2005. The

Company will adopt this FSP during the fourth quarter of fiscal 2006, which will result in prospective recognition of preopening expense during the "rent holiday".

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition, including the introduction of alternative forms of entertainment; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sublease vacant retail space;

(vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations, including the integration of Loews Cineplex Entertainment Corporation; and (xiii) results of significant litigation. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

Overview

        We are one of the world's leading theatrical exhibition companies. As of September 29, 2005, we owned, operated or had interests in 242 theatres with a total of 3,643 screens, with 91%, or 3,316, of our screens in the U.S. and Canada, and 9%, or 327, of our screens in Argentina, Brazil, Chile, Uruguay; China (Hong Kong), France, Portugal, Spain and the United Kingdom. We disposed of our last remaining theatre in Japan on September 1, 2005.

        We completed a merger on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired the Company. Marquee Inc. ("Marquee") was formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMC Entertainment Inc. ("AMCE" or the "Company"), with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.

        The consolidated financial statements presented herein are those of the accounting acquiror for the thirteen and twenty-six week periods ended September 29, 2005, and those of its Predecessor, AMCE, for the thirteen and twenty-six week periods ended September 30, 2004. A separate discussion of Holdings is not presented herein since AMCE is representative of Holdings' operations. "We" refers to AMCE for purposes of Item 2. of this Quarterly Report on Form 10-Q.

        We are organized as a holding company. Following the consummation of the merger on December 23, 2004, we became a privately held company, wholly owned by Holdings. Holdings is wholly owned by J.P. Morgan Partners (BHCA) L.P., Apollo Investment Fund V, L.P. (the "Sponsors"), other co-investors and certain members of management. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through AMCEI and its subsidiaries.

        On March 29, 2005, the Company and Regal Entertainment Group combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to NCM. Additionally, we paid termination benefits related to the displacement of certain National Cinema Network, Inc.

("NCN") associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, NCN's interest has declined to 29% due to the entry of new investors.

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with and into AMCE, with AMCE continuing after the merger. The transactions are expected to close late in the Company's third fiscal quarter of 2006 or the fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance our amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock.

        The companies plan to refinance their senior credit facilities in connection with the closing of the merger. The merger will not constitute a change of control for purposes of the outstanding senior notes of Marquee Holdings Inc. or our outstanding senior notes or our senior subordinated notes. Under the terms of the indenture governing Loews' 9% Senior Subordinated Notes, the merger of Loews and AMCE would constitute a change of control of Loews. Because Loews will not meet certain conditions in the indenture, upon consummation of the merger, they will be required to give holders of their Senior Subordinated Notes an opportunity to sell the notes to them at a price of 101% of the principal amount of the notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of repurchase. AMCE has secured commitments to finance this repurchase offer.

        On June 30, 2005, we sold one of our wholly-owned subsidiaries, Japan AMC Theatres Inc., including four of our five theatres in Japan. We sold our remaining Japan theatre on September 1, 2005. The operations and cash flows of the Japan theatres have been eliminated from our ongoing operations as a result of the disposal transactions. We do not have any significant continuing involvement in the operations of the Japan theatres. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in our International theatrical exhibition operating segment.

        For financial reporting purposes we have three segments, U.S. and Canada theatrical exhibition (formerly, North American theatrical exhibition), International theatrical exhibition and NCN and other.

        Our U.S. and Canada and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

        Box office admissions are our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts. The settlement process allows for negotiation based upon how a film actually performs.

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

        During fiscal 2005, films licensed from our ten largest distributors based on revenues accounted for approximately 91% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2004, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2004, 475 first-run motion pictures were released by distributors in the United States.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through September 29, 2005, we added 115 theatres with 2,403 new screens, acquired 98 theatres with 954 screens and disposed of 203 theatres with 1,344 screens. As of September 29, 2005, approximately 73%, or 2,647, of our screens were located in megaplex theatres.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and NCN and other businesses. Reference is made to Note 10 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	September 29, 2005	September 30, 2004	% Change	September 29, 2005	September 30, 2004	% Change
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	(Dollars in thousands)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$258,276	$290,331	(11.0)%	$524,640	$600,299	(12.6)%
Concessions	101,639	109,224	(6.9)%	209,715	232,257	(9.7)%
Other theatre	17,089	13,773	24.1%	35,995	27,556	30.6%

	377,004	413,328	(8.8)%	770,350	860,112	(10.4)%

International theatrical exhibition
Admissions	12,138	13,302	(8.8)%	22,180	24,588	(9.8)%
Concessions	4,040	4,386	(7.9)%	7,297	7,775	(6.1)%
Other theatre	657	674	(2.5)%	1,339	1,240	8.0%

	16,835	18,362	(8.3)%	30,816	33,603	(8.3)%

NCN and other	5,098	12,429	(59.0)%	10,553	24,576	(57.1)%

Total revenues	$398,937	$444,119	(10.2)%	$811,719	$918,291	(11.6)%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$137,643	$154,554	(10.9)%	$284,588	$322,525	(11.8)%
Concession costs	11,157	11,521	(3.2)%	22,438	25,689	(12.7)%
Theatre operating expense	97,908	100,802	(2.9)%	193,399	198,037	(2.3)%
Rent	72,787	73,836	(1.4)%	146,020	147,723	(1.2)%
Preopening expense	728	548	32.8%	736	981	(25.0)%
Theatre and other closure expense	322	10,540	(96.9)%	931	10,321	(91.0)%

	320,545	351,801	(8.9)%	648,112	705,276	(8.1)%

International theatrical exhibition
Film exhibition costs	5,902	6,583	(10.3)%	10,674	12,089	(11.7)%
Concession costs	882	1,012	(12.8)%	1,330	1,809	(26.5)%
Theatre operating expense	4,701	4,889	(3.8)%	9,762	9,654	1.1%
Rent	5,219	5,589	(6.6)%	10,672	11,167	(4.4)%
Theatre closure	24	—	* %	49	—	* %

	16,728	18,073	(7.4)%	32,487	34,719	(6.4)%

NCN and other	5,213	10,430	(50.0)%	11,182	21,338	(47.6)%
General and administrative expense:
Merger and acquisition costs	960	3,056	(68.6)%	2,645	3,843	(31.2)%
Management fee	500	—	* %	1,000	—	* %
Other	8,005	14,119	(43.3)%	18,199	30,506	(40.3)%
Restructuring charge	839	—	* %	3,908	—	* %
Depreciation and amortization	37,956	30,387	24.9%	75,467	61,078	23.6%
Disposition of assets and other gains	(103)	(100)	3.0%	(770)	(2,395)	(67.8)%

Total costs and expenses	$390,643	$427,766	(8.7)%	$792,230	$854,365	(7.3)%

*
Percentage change in excess of 100%.

Thirteen Weeks Ended September 29, 2005 and September 30, 2004

        Revenues.    Total revenues decreased 10.2%, or $45,182,000, during the thirteen weeks ended September 29, 2005 compared to the thirteen weeks ended September 30, 2004.

        U.S. and Canada theatrical exhibition revenues decreased 8.8%. Admissions revenues decreased 11.0% due to a 13.0% decrease in total attendance, and a 13.6% decrease in attendance at comparable theatres or those opened before the second quarter of fiscal 2005, partially offset by a 2.2% increase in average ticket price. Industry-wide box office declined 4%, with attendance estimated to be down over 8% and average ticket prices estimated to be up approximately 5%. The year over year comparison of our U.S. and Canada admissions revenues and industry-wide box office was impacted by overall popularity of film product. In addition, our year over year comparative results were affected by a much stronger performance in the prior year versus the industry, our admissions revenues were up 5.9% in the prior year while the industry increase was 1%. In addition, our year over year comparison was affected by a change in genre mix of pictures. We opened 2 theatres with 28 screens and closed 3 theatres with 22 screens since September 30, 2004. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 6.9% due to the decrease in attendance, partially offset by a 6.9% increase in average concessions per patron related to price increases and an increase in units sold per patron. Other theatre revenues increased 24.1%. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues decreased 8.3%. Admissions revenues decreased 8.8% due to a 13.1% decrease in attendance, partially offset by a 5.0% increase in average ticket price. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concession revenues decreased 7.9% due to the decrease in attendance, partially offset by a 6.0% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from NCN and other decreased 59.0% due to the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

        Costs and expenses.    Total costs and expenses decreased 8.7% or $37,146,000, during the thirteen weeks ended September 29, 2005 compared to the thirteen weeks ended September 30, 2004.

        U.S. and Canada theatrical exhibition costs and expenses decreased 8.9%. Film exhibition costs decreased 10.9% due to the decrease in admissions revenues, partially offset by an increase in the percentage of admissions paid to film distributors. As a percentage of admissions, film exhibition costs were 53.3% in the current period as compared with 53.2% in the prior period. Concession costs decreased 3.2% due to the decrease in concessions revenues, partially offset by an increase in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense was 26.0% in the current period as compared to 24.4% in the prior period due primarily to the decline in revenues. Rent expense decreased 1.4% primarily due to decreased FF&E rent related to the repurchase of certain leased FF&E assets during the fourth quarter of fiscal 2005 and due to decreased percentage rent and common area maintenance expense. During the thirteen weeks ended September 29, 2005, we recognized $322,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the thirteen weeks ended September 30, 2004, we recognized $10,540,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

        International theatrical exhibition costs and expenses decreased 7.4%. Film exhibition costs decreased 10.3% due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 48.6% in the current period as compared with 49.5% in the prior period. Concession costs decreased 12.8% due to the decrease in concession revenues and a decrease in concession costs as a percentage of revenues from 23.1% to 21.8%. Theatre operating expense decreased 3.8% and rent expense decreased 6.6%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from NCN and other decreased 50.0% due to the contribution of net assets by NCN to NCM.

        General and Administrative Expense:

          Merger and acquisition costs.  Merger and acquisition costs decreased $2,096,000 from $3,056,000 to $960,000 during the thirteen weeks ended September 29, 2005 compared to the thirteen weeks ended September 30, 2004. The prior year costs were higher primarily due to the costs associated with our Merger consummated in the third quarter of fiscal 2005. Current year costs are primarily comprised of additional professional and consulting costs related to the Merger and other potential acquisition and divestiture activities.

          Management fee.  Management fee increased $500,000 during the current period. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders of our parent in exchange for consulting and other services.

          Other.  Other general and administrative expense decreased 43.3%, or $6,114,000, primarily due to a $3,078,000 decrease in stock-based compensation related to remeasurement of expense on options issued by our parent, Holdings, for certain members of our management based on estimated fair value. The prior period expense relates to deferred stock units granted during fiscal 2005 under the 2003 LTIP and expense related to restricted stock awards becoming fully vested. Incentive-based compensation decreased $2,531,000 due to declines in operating results, a $784,000 decrease in salaries expense related to our reorganization activities and postretirement expense decreased $505,000 as a result of our reorganization activities.

        Restructuring Charge.    Restructuring charges were $839,000 during the thirteen weeks ended September 29, 2005. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM. Our organizational restructuring is substantially complete as of September 29, 2005.

        Depreciation and Amortization.    Depreciation and amortization increased 24.9%, or $7,569,000, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $103,000 in the current period compared to $100,000 in the prior period. The current period includes recoveries of miscellaneous deposits and gains related to the disposition of assets. The prior period includes an $111,000 settlement received from a construction contractor related to one Canadian theatre.

        Other Income.    Other income includes $4,931,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote and $1,172,000 related to the remeasurement of liability-classified shares of common stock.

        Interest Expense.    Interest expense was $31,730,000, $6,723,000 and $25,389,000 for the Successor period ended September 29, 2005, the Successor period ended September 30, 2004 and the Predecessor period ended September 30, 2004, respectively. Interest expense for the Successor period ended September 29, 2005 compared to the Predecessor period ended September 30, 2004 increased primarily due to increased borrowings related to the Merger. In addition, the interest for the Successor period ended September 30, 2004 is comprised of $6,723,000 of interest expense related to the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014. The interest on these notes was required to be included in the Predecessor period ended September 30, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R.

        On August 18, 2004, we issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 (Floating Notes due 2010"), the interest rate of which is currently 8.04% per annum. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. Interest expense associated with the Discount Notes due 2014 is included in the Consolidated Statement of Operations of the Predecessor through September 30, 2004.

        Investment Income.    Investment income was $976,000, $894,000 and $2,207,000 for the Successor period ended September 29, 2005, the Successor period ended Sept 30, 2004 and the Predecessor period ended September 30, 2004, respectively. Interest income for the Successor period ended September 29, 2005 compared to the Predecessor period ended September 30, 2004 decreased primarily due to the escrow funds and decreased cash available for investment during the prior period as compared with the current period. In addition, the interest for the Successor period ended September 30, 2004 is comprised of $894,000 of interest income related to the escrow funds. The interest on these funds was required to be included in the Predecessor period ended September 30, 2004 pursuant to FIN 46R. See Note—1 Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R. Investment gains increased by $206,000 from the Predecessor period ended September 30, 2004 to the Successor period ended September 29, 2005.

        Income Tax Provision (Benefit).    The benefit for income taxes from continuing operations was $5,900,000 in the current period compared to a provision of $400,000 in the prior period. The effective tax rates for income taxes from continuing operations for the current and prior periods were 36.1% and (5.9%), respectively.

        Loss From Discontinued Operations, Net.    On June 30, 2005 we sold Japan AMC Theatres, Inc. including four theatres in Japan with 63 screens. The results of operations of these theatres have been classified as discontinued operations. Additionally, on September 1, 2005 we sold our remaining Japan theatre with 16 screens and have classified its operations as discontinued operations. The information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Loss for Shares of Common Stock.    Loss for shares of common stock decreased during the thirteen weeks ended September 29, 2005 to a loss of $13,227,000 from a loss of $12,369,000 in the prior period. Cash dividends of $5,156,000 and accretion of $505,000 were recorded during the prior period.

  Twenty-six Weeks Ended September 29, 2005 and September 30, 2004

        Revenues.    Total revenues decreased 11.6%, or $106,572,000, during the twenty-six weeks ended September 29, 2005 compared to the twenty-six weeks ended September 30, 2004.

        U.S. and Canada theatrical exhibition revenues decreased 10.4%. Admissions revenues decreased 12.6% due to a 15.3% decrease in total attendance, and a 16.0% decrease in attendance at comparable theatres or those opened before the first quarter of fiscal 2005, partially offset by a 3.2% increase in average ticket price. Industry-wide box office declined 9%, with attendance estimated to be down over 12% and average ticket prices estimated to be up approximately 5%. The year over year comparison of our U.S. and Canada admissions revenues and industry-wide box office was impacted by overall popularity of film product. In addition, our year over year comparative results were affected by a much stronger performance last year versus the industry, our admissions revenues were up 4% while the industry increase was 3%. In addition, our year over year comparison was affected by a change in genre mix of pictures. We opened 2 theatres with 28 screens and closed 3 theatres with 22 screens since September 30, 2004. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 9.7% due to the decrease in attendance, partially offset by a 6.6% increase in average concessions per patron related to price increases and an increase in units sold per patron. Other theatre revenues increased 30.6%. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues decreased 8.3%. Admissions revenues decreased 9.8% due to a 14.7% decrease in attendance, partially offset by a 5.8% increase in average ticket price. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concession revenues decreased 6.1% due to the decrease in attendance, partially offset by a 10.1% increase in concessions per patron. Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from NCN and other decreased 57.1% due to the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

        Costs and expenses.    Total costs and expenses decreased 7.3%, or $62,178,000, during the twenty-six weeks ended September 29, 2005 compared to the twenty-six weeks ended September 30, 2004.

        U.S. and Canada theatrical exhibition costs and expenses decreased 8.1%. Film exhibition costs decreased 11.8% due to the decrease in admissions revenues offset by an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period as compared with 53.7% in the prior period due to increased film rental terms, which were impacted by Star Wars Episode III: Revenge of the Sith, whose audience appeal led to higher than normal film rental terms during the period. Concession costs decreased 12.7% due to the decrease in concessions revenues, and a decrease in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues concession costs were 10.7% in the current period compared with 11.1% in the prior period. As a percentage of revenues, theatre operating expense was

25.1% in the current period as compared to 23.0% in the prior period due primarily to the decline in revenues. Rent expense decreased 1.2% primarily due to the repurchase of certain leased FF&E assets during the fourth fiscal quarter of fiscal 2005 and due to decreased percentage rent and common area maintenance expense. During the twenty-six weeks ended September 29, 2005, we recognized $931,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the twenty-six weeks ended September 30, 2004, we recognized $10,321,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

        International theatrical exhibition costs and expenses decreased 6.4%. Film exhibition costs decreased 11.7% due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 48.1% in the current period as compared with 49.2% in the prior period. Concession costs decreased 26.5% due to the decrease in concession revenues and a decrease in concession costs as a percentage of revenue from 23.3% in the prior period to 18.2% in the current period. Theatre operating expense increased 1.1% and rent expense decreased 4.4%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from NCN and other decreased 47.6% due to the contribution of net assets by NCN to NCM.

  General and Administrative Expense:

          Merger and acquisition costs.  Merger and acquisition costs decreased $1,198,000 from $3,843,000 to $2,645,000 during the twenty-six weeks ended September 29, 2005 compared to the twenty-six weeks ended September 30, 2004. The prior year costs were higher primarily due to the costs associated with our Merger consummated during the third quarter of fiscal 2005. Current year costs are primarily comprised of additional professional and consulting costs related to the Merger and other potential acquisition and divestiture activities.

          Management fee.  Management fee increased $1,000,000 during the current period. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders of our parent in exchange for consulting and other services.

          Other.  Other general and administrative expense decreased 40.3%, or $12,307,000, primarily due to a $4,598,000 decrease in stock-based compensation. Current period expense related to options issued by our Parent, Holdings, was $747,000, compared to prior period expense of $5,345,000. The prior period expense relates to deferred stock units granted during Fiscal 2005 under the 2003 LTIP and expense related to restricted stock awards becoming fully vested. Incentive-based compensation decreased $4,128,000 due to our decline in operating results, postretirement expense and salaries have decreased $1,324,000 and $1,158,000, respectively, as a result of our reorganization activities.

        Restructuring Charge.    Restructuring charges were $3,908,000 during the twenty-six weeks ended September 29, 2005. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure, and contribution of assets by NCN to NCM. Our organizational restructuring is substantially complete as of September 29, 2005.

        Depreciation and Amortization.    Depreciation and amortization increased 23.6%, or $14,389,000, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $770,000 in the current period. The current and prior periods include $675,000 and $2,310,000, respectively of settlements received related to fireproofing claims at various theatres (see Note 12—Commitments and Contingencies to Consolidated Financial Statements).

        Other Income.    Other income includes $6,047,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote and $1,172,000 related to the remeasurement of liability-classified shares of common stock.

        Interest Expense.    Interest expense was $63,712,000, $6,723,000 and $43,902,000 for the Successor period ended September 29, 2005, the Successor period ended September 30, 2004 and the Predecessor period ended September 30, 2004, respectively. Interest expense for the Successor period ended September 29, 2005 compared to the Predecessor period ended September 30, 2004 increased primarily due to increased borrowings related to the Merger. In addition, the interest for the Successor period ended September 30, 2004 is comprised of $6,723,000 of interest expense related to the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014. The interest on these notes was required to be included in the Predecessor period ended September 30, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R.

        On August 18, 2004, we issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 (Floating Notes due 2010"), the interest rate of which is currently 8.04% per annum. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. Interest expense associated with the Discount Notes due 2014 is included in the Consolidated Statement of Operations of the Predecessor through September 30, 2004.

        Investment Income.    Investment income was $480,000, $894,000 and $2,998,000 for the Successor period ended September 29, 2005, the Successor period ended September 30, 2004 and the Predecessor period ended September 30, 2004, respectively. Interest income for the Successor period ended September 29, 2005 compared to the Predecessor period ended September 30, 2004 included $894,000 of interest income related to the escrow funds. The interest on these funds was required to be included in the Predecessor period ended September 30, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R. Equity in losses of non-consolidated entities increased by $788,000 from the Predecessor period ended September 30, 2004 to the Successor period ended September 29, 2005, partially offset by increased gains on investments of $213,000 during the same period.

        Income Tax Provision (Benefit).    The benefit for income taxes from continuing operations was $14,200,000 in the current period compared to a provision of $14,300,000 in the prior period. See Note 8 to the Consolidated Financial Statements. The effective tax rates for income taxes from continuing operations for the current and prior periods were 38.9% and 62.1%, respectively.

        Loss From Discontinued Operations, Net.    On June 30, 2005 we sold Japan AMC Theatres, Inc. including four theatres in Japan with 63 screens. The results of operations of these theatres have been classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and have classified its operations as discontinued operations. The information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Loss for Shares of Common Stock.    Loss for shares of common stock increased during the twenty-six weeks ended September 29, 2005 to a loss of $44,418,000 from a loss of $3,540,000 in the prior period. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004 and accretion of $1,009,000 for the twenty-six weeks ended September 30, 2004 were recorded during the prior period.

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

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $22,188,000 and $75,464,000 during the twenty-six weeks ended September 29, 2005 and September 30, 2004, respectively. The decrease in operating cash flows during the twenty-six weeks ended September 29, 2005 is primarily due to decreased net earnings. We had working capital deficits as of September 29, 2005 and March 31, 2005 of $96,131,000 and $134,961,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $163,000,000 available on our credit facility to meet these obligations as of September 29, 2005 and March 31, 2005.

        During the twenty-six weeks ended September 29, 2005, we have opened one theatre with 16 screens and have closed one domestic theatre with eight screens and disposed of five international theatres in Japan with 79 screens resulting in a circuit total of 242 theatres and 3,643 screens as of September 29, 2005.

Cash Flows from Investing Activities

        Cash outflows from investing activities, as reflected in the Consolidated Statements of Cash Flows were $538,000, $625,812,000 and $673,583,000, during the twenty-six weeks ended September 29, 2005 (Successor), from inception on July 16, 2004 through September 30, 2004 (Successor) and twenty-six weeks ended September 30, 2004 (Predecessor), respectively. As of September 29, 2005, we had construction in progress of $37,127,000. We had 8 U.S. and Canada theatres with a total of 121 screens under construction as of September 29, 2005 that are scheduled to open during fiscal 2006. Cash outflows from investing activities include capital expenditures of $44,437,000 and $51,913,000 during the twenty-six weeks ended September 29, 2005 (Successor) and September 30, 2004 (Predecessor), respectively. We expect that our gross capital expenditures in fiscal 2006 will be approximately $125,000,000 and our proceeds from sale/leasebacks will be approximately $30,000,000, from two theatres, one of which is currently under construction. During the period from inception on July 16, 2004 through September 30, 2004 our Successor invested $625,812,000 in proceeds related to the Merger financing in restricted cash. During the twenty-six weeks ended September 30, 2004 our Predecessor invested $625,812,000 in proceeds related to the Merger financing in restricted cash.

        On June 30, 2005, we sold one of our wholly-owned subsidiaries, Japan AMC Theatres, Inc., including four of our five theatres in Japan for $44,861,000 and, on September 1, 2005, sold our remaining Japan theatre for a sales price of $8,595,000.

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

Cash Flows from Financing Activities

        Cash (outflows) and inflows from financing activities, as reflected in the Consolidated Statement of Cash Flows, were ($20,772,000), $624,918,000, and $642,842,000 during the twenty-six weeks ended September 29, 2005 (Successor), from inception on July 16, 2004 through September 30, 2004 (Successor) and twenty-six weeks ended September 30, 2004 (Predecessor). On September 29, 2005 we received $6,661,000 additional construction allowance from our landlord Entertainment Properties Trust related to three of our Canada theatres which allowed for sale leaseback accounting at these locations and reduced our financing lease obligations by approximately $31,292,000, reduced the net book value of building assets related to these locations by approximately $15,839,000 and resulted in a deferred gain of $22,114,000. The deferred gain will be amortized as a reduction of rent expense over the remaining terms of the leases. During the period from inception on July 16, 2004 through September 30, 2004 our Successor received proceeds of $624,918,000 related to the Merger financing. During the twenty-six weeks ended September 30, 2004 our Predecessor received proceeds of $624,918,000 related to the Merger financing, which includes gross proceeds of $169,918,000 from the Holding notes.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our report on Form 8-K filed on October 21, 2005 for certain information about our credit facility and our 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011"), 9 7/8% Senior Subordinated Notes due 2012 (the "Notes due 2012"), 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), our Fixed Notes due 2012 and Floating Notes due 2010 and the Discount Notes due 2014.

        Concurrently with the consummation of the Merger Agreement, we have entered into an amendment to our credit facility. We refer to this amended credit facility as the "amended credit facility". The amended credit facility modifies our previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the "amended credit facility" which was scheduled to mature on April 9, 2009. As of September 29, 2005, we had no amounts outstanding under the amended credit facility and had issued approximately $12,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $163,000,000.

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

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and the Discount Notes due 2014). Under the indenture relating to the Notes due 2012 and Notes due 2014, the most restrictive of the indentures, we could borrow approximately $79,000,000 as of September 29, 2005 in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indenture relating to the 2011, 2012 and 2014 notes.

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

        As of September 29, 2005, we were in compliance with all financial covenants relating to the amended credit facility, the Notes due 2011, the Notes due 2012, the Notes due 2014, the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

Proposed Merger

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc., the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with AMCE, with AMCE continuing after the merger. The transactions are expected to close late in our third quarter of fiscal 2006 or the fourth quarter of fiscal 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance our amended credit facility and Loews' senior secured credit facility. Upon completion of the Merger Transactions, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors would hold approximately 40% of the outstanding capital stock. We expect to pay costs and incur expenses related to these transactions, including one-time separation benefits, of approximately $78,000,000. Consideration paid to Loews shareholders will be in the form of capital stock and is not expected to require significant cash outlays.

        The companies plan to refinance their senior credit facilities in connection with the closing of the merger. The merger will not constitute a change of control for purposes of the outstanding senior notes of Marquee Holdings Inc. or our outstanding senior notes or our senior subordinated notes. Under the terms of the indenture governing Loews' 9% Senior Subordinated Notes, the merger of Loews andAMCE would constitute a change of control of Loews. Because Loews will not meet certain conditions in the indenture, upon consummation of the merger, they will be required to give holders of their Senior Subordinated Notes an opportunity to sell the notes to them at a price of 101% of the principal amount of the notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of repurchase. AMCE has secured commitments to finance this repurchase offer.

NEW ACCOUNTING PRONOUNCEMENTS

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we will no longer be able to capitalize rental costs during the construction period and will begin expensing them as preopening expense prior to the theatre opening date. This FSP is effective for the first reporting period beginning after December 15, 2005. The Company will adopt this FSP during the fourth quarter of fiscal 2006 which will result in prospective recognition of preopening expense during the "rent holiday".

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

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 amended credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of September 29, 2005, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes. Included in long-term debt are $205,000,000 of our Floating

Notes due 2010. A 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $1,025,000 during the twenty-six weeks ended September 29, 2005.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $193,532,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently have consolidated operations in China (Hong Kong), France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. We do not currently hedge against foreign currency exchange rate risk, and may repatriate funds from the operations of our international theatres as well as use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently have operations would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $0.9 million and $12.6 million, respectively.

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
2.1(a)(2)
Amendment dated January 28, 2002 to Interim Operating Agreement dated December 6, 2001 between GC Companies, Inc. and AMC Entertainment Inc. (Incorporated by reference from Exhibit 2.2 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
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
4.9(a)
Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10 (a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
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
4.12(b)
Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form S-4 (File no. 333-122636) filed on February 8, 2005.
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

MARQUEE HOLDINGS INC.
/s/ PETER C. BROWN
Date: November 8, 2005	Peter C. Brown Chairman of the Board, Chief Executive Officer and President
/s/ CRAIG R. RAMSEY
Date: November 8, 2005	Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

MARQUEE HOLDINGS INC. AND SUBSIDIARY INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (unaudited)
MARQUEE HOLDINGS INC. AND SUBSIDIARY UNAUDITED CONSOLIDATED BALANCE SHEETS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 29, 2005 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES