Form 10-Q
period 2005-12-29
Marquee Holdings Inc.
filed 2006-02-13
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2005
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

Yes        ☒                No        ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐                No        ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 29, 2005
Common Stock, 1¢ par value	769,350

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Week Periods			Thirty-nine Week Periods
	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$276,531	$40,487	$247,312	$823,351	$40,487	$872,199
Concessions	108,565	16,142	97,571	325,577	16,142	337,603
Other revenue	25,724	3,244	30,794	73,611	3,244	84,166

Total revenues	410,820	59,873	375,677	1,222,539	59,873	1,293,968

Costs and Expenses
Film exhibition costs	144,813	21,815	130,472	440,075	21,815	465,086
Concession costs	12,099	1,903	12,227	35,867	1,903	39,725
Operating expense	105,983	9,454	104,250	320,326	9,454	333,279
Rent	80,812	6,049	73,318	237,504	6,049	232,208
General and administrative:
Merger and acquisition costs	281	20,000	38,889	2,926	20,000	42,732
Management fee	500	—	—	1,500	—	—
Other	10,131	1,365	3,402	28,330	1,365	33,908
Preopening expense	3,515	66	311	4,251	66	1,292
Theatre and other closure expense	410	132	437	1,390	132	10,758
Restructuring charge	27	—	—	3,935	—	—
Depreciation and amortization	36,655	3,158	29,181	112,122	3,158	90,259
Disposition of assets and other gains	(297)	—	(320)	(1,067)	—	(2,715)

Total costs and expenses	394,929	63,942	392,167	1,187,159	63,942	1,246,532

Other expense (income)
Other income	(5,875)	—	—	(13,094)	—	—
Interest expense
Corporate borrowings	30,503	15,484	27,954	90,835	22,207	66,851
Capital and financing lease obligations	999	90	2,403	4,379	90	7,408
Investment loss (income)	2,539	(2,184)	(3,478)	2,059	(3,078)	(6,476)

Total other expense	28,166	13,390	26,879	84,179	19,219	67,783

Loss from continuing operations before income taxes	(12,275)	(17,459)	(43,369)	(48,799)	(23,288)	(20,347)
Income tax provision (benefit)	(4,700)	1,300	700	(18,900)	1,300	15,000

Loss from continuing operations	(7,575)	(18,759)	(44,069)	(29,899)	(24,588)	(35,347)
Earnings (loss) from discontinued operations, net of income tax	(343)	195	(989)	(22,437)	195	(531)

Net loss	$(7,918)	$(18,564)	$(45,058)	$(52,336)	$(24,393)	$(35,878)

Preferred dividends and allocation of undistributed earnings	—	—	91,580	—	—	104,300

Loss for shares of common stock	$(7,918)	$(18,564)	$(136,638)	$(52,336)	$(24,393)	$(140,178)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2005	March 31, 2005
	(Successor)	(Successor)
ASSETS
Current assets:
Cash and equivalents	$136,707	$72,945
Receivables, net of allowance for doubtful accounts of $1,439 as of December 29, 2005 and $862 as of March 31, 2005	64,035	41,430
Other current assets	40,865	65,972
Current assets held for sale	950	—

Total current assets	242,557	180,347
Property, net	783,121	854,463
Intangible assets, net	175,970	189,544
Goodwill	1,303,976	1,401,740
Deferred income taxes	62,963	53,019
Other long-term assets	112,713	118,398
Noncurrent assets held for sale	33,721	—

Total assets	$2,715,021	$2,797,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,958	$121,146
Accrued expenses and other liabilities	129,914	119,802
Deferred revenues and income	87,921	70,284
Current maturities of capital and financing lease obligations	2,560	3,445
Current liabilities held for sale	4,001	—

Total current liabilities	344,354	314,677
Corporate borrowings	1,359,463	1,344,531
Capital and financing lease obligations	33,792	62,025
Other long-term liabilities	296,527	354,240
Noncurrent liabilities held for sale	12,004	—

Total liabilities	2,046,140	2,075,473

Stockholders' equity:
Common Stock, 1¢ par value; 769,350 shares issued as of December 29, 2005 and March 31, 2005	8	8
Additional paid-in capital	767,268	766,035
Accumulated other comprehensive income (loss)	(1,669)	385
Accumulated deficit	(96,726)	(44,390)

Total stockholders' equity	668,881	722,038

Total liabilities and stockholders' equity	$2,715,021	$2,797,511

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-nine Week Periods
	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net Loss	$(52,336)	$(24,393)	$(35,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,828	3,272	92,091
Amortization of discount and corporate borrowings	14,932	7,412	—
Non-cash portion of stock-based compensation	1,392	—	—
Non-cash portion of pension and postretirement expense	3,565	139	5,273
Deferred income taxes	83	612	10,578
Change in assets and liabilities, net of effects from acquisition:
Receivables	(19,405)	4,248	(24,219)
Other assets	21,553	(15,585)	20,438
Accounts payable	16,560	1,096	1,540
Accrued expenses and other liabilities	10,537	31,644	60,098
Other, net	5,611	867	11,733

Net cash provided by operating activities	115,320	9,312	141,654

Cash flows from investing activities:
Capital expenditures	(77,336)	(1,490)	(66,155)
Net change in reimbursable construction advance	(3,090)	—	6,518
Proceeds on disposal-discontinued operations of Japan theatres	53,456	—	—
Increase in restricted cash	—	(627,338)	(627,338)
Release of restricted cash	—	627,338	—
Acquisition of AMCE, net of cash acquired	—	(1,268,564)	—
Proceeds from disposition of long-term assets	3,032	—	277
Other, net	(2,652)	66	(5,697)

Net cash used in investing activities	(26,590)	(1,269,988)	(692,395)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	—	250,000	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	—	205,000	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	—	169,918	169,918
Proceeds from sale/leasebacks	6,661	—	—
Principal payments under capital and financing lease obligations	(2,369)	(27)	(2,020)
Change in cash overdrafts	(23,820)	27,827	3,710
Change in construction payables	(5,103)	—	(2,234)
Cash portion of preferred dividends	—	—	(9,349)
Capital contribution from Marquee Holdings	—	769,350	—
Deferred financing costs	(938)	(19,733)	—
Treasury stock purchases and other	—	—	(281)

Net cash (used in) provided by financing activities	(25,569)	1,402,335	614,744

Effect of exchange rate changes on cash and equivalents	601	362	(615)

Net increase in cash and equivalents	63,762	142,021	63,388
Cash and equivalents at beginning of period	72,945	—	333,248

Cash and equivalents at end of period	$136,707	$142,021	$396,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $2,306, $0 and $658)	$58,460	$—	$42,629
Income taxes paid, net of refunds	1,247	—	2,364
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,941	$—
Issuance of Common Stock related to purchase of GC Companies, Inc.	—	—	2,021
Preferred dividends	—	—	93,475

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2005
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned by J.P. Morgan Partners L.P. ("JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo," and together with JPMP, the "Sponsors"), other co-investors and certain members of management. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and has one direct subsidiary, AMCE.

        AMC Entertainment Inc. is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada" formerly, North American theatrical exhibition) and in Argentina, Brazil, Chile, Uruguay, France, Portugal, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through AMCEI.

        Holdings completed a merger on December 23, 2004 in which Holdings' subsidiary, Marquee Inc. ("Marquee") acquired the Company (the "Merger"). See Note 2—Acquisitions for additional information regarding the Merger. Holdings was formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the Merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE and its parent Holdings as the surviving reporting entity (the "Successor"). The Merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the thirteen and thirty-nine weeks ended December 29, 2005 and the period from inception July 16, 2004 through December 30, 2004 and those of its Predecessor, AMCE for the period October 1, 2004 through December 23, 2004 and April 2, 2004 through December 23, 2004.

        In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of senior unsecured floating rate Notes due 2010 ("Floating Notes due 2010") and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the Merger were related to these financings. Because the Company was the primary beneficiary of the two merger entities, which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company was required to consolidate the merger entities' operations and financial position into the Company's financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE and the letters of credit which gave rise to consolidation of the entities under FIN 46 were cancelled. As such, Marquee's operations and financial position are included within the Company's Consolidated Financial Statements and Holding's results of operations are included within the Predecessor Company's Consolidated Financial Statements from its inception on July 16, 2004 through December 23, 2004. Subsequent to December 23, 2004 AMCE deconsolidated Holding's assets and liabilities.

        The results of operations of Holdings included within the Predecessor Company's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the Company. The Company is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010 and the Existing Subordinated Notes and the amended credit facility. The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with Holdings' report on Form 8-K filed on October 21, 2005 for the year (52 weeks) ended March 31, 2005. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 29, 2005 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2006.

        The March 31, 2005 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

        Checks issued but not presented to banks are classified within accounts payable in the balance sheets. The amount of these checks included in accounts payable as of December 29, 2005 and March 31, 2005 was $11,500,000 and $35,320,000, respectively.

        Amounts previously reported by AMCE in its Form 10-Q for fiscal year 2005 have been retroactively reclassified to reflect as discontinued operations the results of operations for Japan AMC Theatres, Inc., which the Company sold on June 30, 2005, and for all remaining assets related to the Company's Japan operations sold September 1, 2005. Amounts previously reported in Holdings' Form 10-K for fiscal year 2005 have been retroactively reclassified in Holdings' Form 8-K filed on October 21, 2005 to reflect the results of the Japanese operations as discontinued operations.

        In conjunction with the merger with Loews (see Note 15), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require the Company to hold separate and divest itself of certain theatres. As a result, the Company has classified the assets and liabilities of these theatres as held for sale. The Company expects to divest certain of these theatres late in its fourth fiscal quarter of 2006 or first fiscal quarter of 2007.

        Additionally, the Company entered into an agreement to sell its operations in Hong Kong and as a result, the Company has classified the assets and liabilities of this theatre as held for sale. The Hong Kong sale was subsequently consummated on January 5, 2006.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2—ACQUISITIONS

        On December 23, 2004, Holdings completed a merger in which Holdings acquired the Company pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004 (the "Merger Agreement"), by and among the Company, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into the Company, with the Company remaining as the surviving entity and becoming a wholly-owned subsidiary of Holdings.

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

Cash and equivalents	$396,636
Other current assets	99,794
Property, net	894,293
Intangible assets	205,148
Goodwill	1,385,336
Deferred income taxes	55,906
Other long-term assets	61,006
Current liabilities	(344,848)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(312,263)

Total estimated purchase price	$1,665,200

        Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been allocated to the Company's U.S. and Canada theatrical exhibition operating segment, Other operating segment, Japan AMC Theatres Inc., the Company's Japan branch, the Company's Hong Kong branch and the Company's Iberia operations conducted through AMC Entertainment España S.A. and Actividades Multi-Cinemas E Espectáculos, LDA (the reporting units). The Company has performed its annual impairment test for goodwill and recorded no impairment as of March 31, 2005. The goodwill of $29,973,000, allocated to the Other operating segment, was contributed to a cinema screen advertising joint venture between the Company and Regal Entertainment Group, National CineMedia, LLC ("NCM"), and is included in the Company's investment in NCM together with certain of NCN's other contributed assets. Goodwill of $44,419,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005, and goodwill of $6,599,000 was allocated to the remaining Japan location, which was disposed of in connection with the consummation of the sale of that entity on September 1, 2005. Goodwill of $369 was allocated to the Hong Kong branch and is included in noncurrent assets held for sale.

        The unaudited pro forma financial information presented below sets forth Holdings' historical statements of operations for the periods indicated and gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods. Because the pro forma financial information gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods, all pro forma information is for the Successor. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what Holdings' results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Week Period	Thirty-nine Week Period
(In thousands)	Pro Forma October 1, 2004 through December 30, 2004	Pro Forma April 2, 2004 through December 30, 2004
Revenues
Admissions	$287,799	$912,686
Concessions	113,713	353,745
Other revenue	34,038	87,410

Total revenues	435,550	1,353,841

Expenses
Film exhibition costs	152,287	486,901
Concession costs	14,130	41,628
Operating expense	113,704	342,733
Rent	77,849	233,451
General and administrative:
Merger and acquisition costs*	58,889	62,732
Management fee	500	1,500
Other	4,767	35,273
Preopening expense	377	1,358
Theatre and other closure expense	569	10,890
Depreciation and amortization	43,078	127,425
Disposition of assets and other gains	(320)	(2,715)

Total costs and expenses	465,830	1,341,176

Other expense (income)
Interest expense
Corporate borrowings	36,323	89,034
Capital and financing lease obligations	2,493	7,498
Investment income	(2,916)	(5,667)

Total other expense	35,900	90,865

Loss from continuing operations before income taxes	(66,180)	(78,200)
Income tax provision	3,000	3,400

Loss from continuing operations	(69,180)	(81,600)
Loss from discontinued operations, net of income tax benefit	(794)	(336)

Net loss	$(69,974)	$(81,936)

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

Statements of operations data:

	Thirteen Week Periods			Thirty-nine Week Periods
(Unaudited) (In thousands)	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$—	$1,445	$9,569	$11,293	$1,445	$35,310
Concessions	—	303	1,864	2,134	303	7,082
Other revenue	30	(7)	202	345	(7)	1,485

Total revenue	30	1,741	11,635	13,772	1,741	43,877

Costs and Expense
Film exhibition costs	—	879	5,199	6,076	879	19,932
Concession costs	(59)	56	406	323	56	1,519
Operating expense	13	188	2,540	3,244	188	8,976
Rent	—	292	3,698	3,918	292	11,503
General and administrative expense—other	619	17	223	1,842	17	646
Depreciation and amortization	—	114	558	706	114	1,832

Total costs and expense	573	1,546	12,624	16,109	1,546	44,408

Earnings (loss) before income taxes	(543)	195	(989)	(2,337)	195	(531)
Income tax provision (benefit)	(200)	—	—	20,100	—	—

Earnings (loss) from discontinued operations	$(343)	$195	$(989)	$(22,437)	$195	$(531)

        Goodwill of $44,419,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company's Japan branch and disposed of in connection with the consummation of the sale of those entities. The goodwill is not deductible for tax purposes and is discussed in Note 9.

NOTE 4—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net loss	$(7,918)	$(18,564)	$(45,058)	$(52,336)	$(24,393)	$(35,878)
Foreign currency translation adjustment	219	563	4,053	(2,145)	563	3,241
Decrease in unrealized loss on marketable equity securities	57	9	193	91	9	147

Comprehensive loss	$(7,642)	$(17,992)	$(40,812)	$(54,390)	$(23,821)	$(32,490)

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates at December 29, 2005, include among others, equity interests in NCM. The Company was a founding member and currently owns approximately 29% of NCM.

        Condensed financial information of NCM is shown below. All amounts are presented under U.S. GAAP. Financial information of immaterial non-consolidated affiliates has been omitted:

Financial Condition (dollars in thousands):

December 29, 2005
Current assets	$37,600
Noncurrent assets	11,200

Total assets	$48,800

Current liabilities	$38,400
Noncurrent liabilities	—

Total liabilities	38,400
Members' capital	10,400

Liabilities & Members' capital	$48,800

The Company's recorded investment in NCM(1)	$38,200

(1)
The Company's recorded investment exceeds its proportional ownership of the underlying equity of NCM. The differences are being amortized to equity in earnings or losses over the estimated useful lives of the underlying assets (1-4 years) or evaluated periodically for impairment for allocated goodwill.

Operating Results (dollars in thousands):

	Thirteen Week Period	Thirty-nine Week Period
	September 30, 2005 through December 29, 2005	From inception April 1, 2005 through December 29, 2005
Revenues	$44,600	$98,800
Operating costs & expenses	44,100	96,600

Net income	$500	$2,200

The Company's recorded equity in losses in NCM	$1,700	$2,100

NOTE 6—STOCKHOLDERS' EQUITY

        Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 38,876.72873 of its shares to certain employees during the Successor period ended March 31, 2005. As of December 29, 2005, there was $10,163,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan. Since the employees to whom the options were granted are employed by the Successor, the Successor is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and step-vest in equal amounts over five years, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). Two of the holders of Holdings' stock and stock options have put rights associated with their options whereby they can require Holdings to repurchase their options and shares. These liability-classified options are required to be remeasured during each reporting period. The Successor has recorded $1,392,000 of stock-based compensation expense and has recognized a deferred income tax benefit of approximately $557,000 in its Consolidated Statements of Operations during the thirty-nine week Successor period ended December 29, 2005. The Successor has recorded $645,000 of stock-based compensation expense and has recognized a deferred income tax benefit of approximately $250,000 in its Consolidated Statements of Operations during the thirteen week Successor period ended December 29, 2005. Of the $2,593,000 cumulative stock-based compensation expense recorded since the inception of the Holdings plan, $917,000 is included within other long-term liabilities and $1,676,000 is included within additional paid-in capital on the Company's Consolidated Balance Sheet at December 29, 2005. The Company has recognized cumulative deferred income tax benefits in its Consolidated Statements of Operations of approximately $1,030,000 related to these options. The Successor has recorded $44,000 of other expense and $1,128,000 of other income related to the liability-classified shares during the thirteen and thirty-nine weeks ended December 29, 2005 and a liability for the shares of $2,622,000 at December 29, 2005, respectively, is included within other long-term liabilities. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) Share-Based Payment and SAB 107 Share-Based Payment and has valued the options using the Black-Scholes formula.

        The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored during fiscal 2005 following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees ("APB 25") and related interpretations. No stock-based employee compensation expense related to restricted stock awards and deferred stock units was recorded during the thirty-nine weeks ended December 30, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for that period, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net earnings as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options during each period in which share-based awards, accounted for under APB 25, were outstanding:

			Thirty-nine Week Periods
	Thirteen Week Periods
			From Inception July 16, 2004 through December 30, 2004
(In thousands) (except per share data)	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004		April 2, 2004 through December 23, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net loss:
As reported	$(18,564)	$(45,058)	$(24,393)	$(35,878)
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	—	(3,207)	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	—	3,207	—	—

Pro forma net loss	$(18,564)	$(45,058)	$(24,393)	$(35,878)

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirty-nine Week Periods
	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)
Beginning Balance	$28,506	$25,909	$17,870
Theatre and other closure expense	1,390	132	10,758
Interest expense	—	2	1,585
General and administrative expense	—	—	73
Transfer of deferred rent	677	—	1,610
Payments	(6,859)	(549)	(5,987)

Ending Balance	$23,714	$25,494	$25,909

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at December 29, 2005 by operating segment are as follows (in thousands):

December 29, 2005
(Successor)
U.S. and Canada Theatrical Exhibition	$22,213
International Theatrical Exhibition	1,228
Other	273

$23,714

NOTE 8—RESTRUCTURING

        The Company's restructuring activities are disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in Holdings' report on Form 8-K filed on October 21, 2005 for the year ended March 31, 2005. A summary of restructuring activity during the thirty-nine week period ended December 29, 2005, is set forth below (in thousands):

	Thirty-nine Week Period
	December 29, 2005
	Severance Benefits	Office Closures and Other	Total
Beginning balance	$4,926	$—	$4,926
Restructuring charge	3,139	796	3,935
Payments	(8,065)	(288)	(8,353)

Ending balance	$—	$508	$508

        The Company's reorganization activities are substantially complete as of December 29, 2005.

        Restructuring reserves at December 29, 2005 by operating segment are as follows (in thousands):

December 29, 2005
(Successor)
U.S. and Canada Theatrical Exhibition	$175
International Theatrical Exhibition	—
Other	333

$508

NOTE 9—INCOME TAXES

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Week Periods
	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible goodwill	(34.9)	1.4	(28.8)
Valuation allowance	(1.0)	(42.6)	(68.8)
State income taxes, net of federal tax benefit	(.7)	(1.9)	(7.0)
Other, net	(.7)	2.5	(2.2)

Effective tax rate	(2.3)%	(5.6)%	(71.8)%

        The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As a consequence, permanent differences which are not deductible for federal income tax purposes, valuation allowances primarily on deferred tax assets in foreign tax jurisdictions, and deferred tax assets for the Predecessor period on Marquee and Holdings serve to increase the effective federal income tax rate of 35%. Non-deductible goodwill relates to the goodwill disposed of in connection with the sale of the Japan theatres, which is discussed in Note 2.

        Holdings had no operations of its own as of December 23, 2004 and provided a full valuation allowance for its deferred tax assets, as it was more likely than not that the tax assets would not be realized at that time. Upon consummation of the Merger, with Holdings' operations combined with AMCE's, it was determined that a valuation allowance was no longer necessary and the Company released the valuation allowance as it was not more likely than not that the tax assets would not be realized as of December 30, 2004.

        A full valuation allowance may be established for the U.S. tax jurisdiction deferred tax asset in conjunction with the merger with Loews Cineplex Entertainment Corporation. Although operations supported the recorded value of these deferred tax assets in the Company's historical financial statements, analysis of the pro forma historical and projected results of the combined company may make it more likely than not the Company will not be able to realize the value of the Company's deferred tax assets (see Note 15). As a result, the Company may record a charge of approximately $85.0 million to provision for income taxes related to the valuation allowance during the fourth quarter of fiscal 2006 subsequent to the merger.

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

        The Company made a minimum annual contribution of $1,400,000 to the defined benefit pension plan during the thirty-nine weeks ended December 29, 2005 and does not anticipate making additional contributions during the remainder of fiscal 2006.

        The Company's reorganization activities commencing during fiscal 2005 resulted in a partial curtailment of the Company's postretirement plan. The Company defers curtailment gains until they are realized and, as such, a curtailment gain of $1,110,000 was recognized during the thirty-nine weeks ended December 29, 2005.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the three plans consists of the following (in thousands):

	Thirteen Week Periods
	Pension Benefits			Other Benefits
(In thousands) (Unaudited)	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$959	$61	$732	$143	$12	$140
Interest cost	1,150	81	967	215	20	244
Expected return on plan assets	(909)	(64)	(766)	—	—	—
Recognized net actuarial loss	—	20	240	—	2	28
Amortization of unrecognized transition obligation	—	3	41	—	1	11
Amortization of prior service cost	—	2	22	—	1	6

Net periodic benefit cost	$1,200	$103	$1,236	$358	$36	$429

        Net periodic benefit cost recognized for the three plans consists of the following (in thousands):

	Thirty-nine Week Periods
	Pension Benefits			Other Benefits
(In thousands) (Unaudited)	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$2,877	$61	$2,318	$428	$12	$444
Interest cost	3,450	81	3,063	646	20	772
Expected return on plan assets	(2,726)	(64)	(2,426)	—	—	—
Recognized net actuarial loss	—	20	760	—	2	87
Amortization of unrecognized transition obligation	—	3	129	—	1	36
Amortization of prior service cost	—	2	70	—	1	20
Curtailment gain	—	—	—	(1,110)	—	—

Net periodic benefit cost	$3,601	$103	$3,914	$(36)	$36	$1,359

NOTE 11—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues
U.S. and Canada theatrical exhibition	$390,065	$56,436	$345,534	$1,160,415	$56,436	$1,205,646
International theatrical exhibition	18,284	2,017	15,908	49,100	2,017	49,511
Other(1)	5,798	2,330	21,132	30,071	2,330	57,711
Intersegment elimination	(3,327)	(910)	(6,897)	(17,047)	(910)	(18,900)

Total revenues	$410,820	$59,873	$375,677	$1,222,539	$59,873	$1,293,968

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$70,110	$19,952	$52,725	$200,062	$19,952	$218,863
International theatrical exhibition	1,084	219	(1,448)	(538)	219	(2,564)
Other	(848)	481	4,133	(1,477)	481	7,371

Segment Adjusted EBITDA	$70,346	$20,652	$55,410	$198,047	$20,652	$223,670

        A reconciliation of loss from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	September 30, 2005 through December 29, 2005	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	April 1, 2005 through December 29, 2005	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Loss from continuing operations before income taxes	$(12,275)	$(17,459)	$(43,369)	$(48,799)	$(23,288)	$(20,347)
Plus:
Interest expense	31,502	15,574	30,357	95,214	22,297	74,259
Depreciation and amortization	36,655	3,158	29,181	112,122	3,158	90,259
Preopening expense	3,515	66	311	4,251	66	1,292
Theatre and other closure expense	410	132	437	1,390	132	10,758
Restructuring charge	27	—	—	3,935	—	—
Disposition of assets and other gains	(297)	—	(320)	(1,067)	—	(2,715)
Investment loss (income)	2,539	(2,184)	(3,478)	2,059	(3,078)	(6,476)
Other income(2)	(2,642)	—	—	(3,814)	—	—
General and administrative expense—unallocated:
Merger and acquisition costs	281	20,000	38,889	2,926	20,000	42,732
Management fee	500	—	—	1,500	—	—
Other(3)	10,131	1,365	3,402	28,330	1,365	33,908

Segment Adjusted EBITDA	$70,346	$20,652	$55,410	$198,047	$20,652	$223,670

        Information about the Company's long-term assets by operating segment is as follows (in thousands):

Long-term Assets	December 29, 2005	December 30, 2004
	(Successor)	(Successor)
U.S. and Canada theatrical exhibition	$2,994,470	$3,057,029
International theatrical exhibition	103,462	173,260
Other	—	14,675

Total segment long-term assets(4)	3,097,932	3,244,964
Construction in progress	7,624	20,796
Corporate	246,581	368,149
Accumulated depreciation-property	(822,342)	(837,109)
Accumulated amortization-intangible assets	(48,488)	(36,251)
Accumulated amortization-other long-term assets	(42,564)	(38,633)
Noncurrent assets held for sale	33,721	—

Consolidated long-term assets, net	$2,472,464	$2,721,916

Long-term Assets, net of accumulated depreciation and amortization	December 29, 2005	December 30, 2004
	(Successor)	(Successor)
U.S. and Canada theatrical exhibition	$2,166,255	$903,494
International theatrical exhibition	50,817	83,182
Other	—	4,809

Total segment long-term assets(4)	2,217,072	991,485
Construction in progress	7,624	20,796
Corporate	214,047	1,709,635
Noncurrent assets held for sale	33,721	—

Consolidated long-term assets, net	$2,472,464	$2,721,916

(1)
Revenues from Other decreased due to the contribution of NCN's assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. The Company's share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)
Other income is comprised of net insurance recoveries for property losses related to Hurricane Katrina of $2,686,000 and other expense of $44,000 related to the remeasurement of liability-classified shares of common stock for the thirteen weeks ended December 29, 2005. During the thirty-nine weeks ended December 29, 2005, other income includes $2,686,000 of net insurance recoveries for property losses related to Hurricane Katrina and $1,128,000 of other income related to the remeasurement of liability-classified shares of common stock.

(3)
Including stock-based compensation expense of $645,000, ($5,345,000) and $0 for the thirteen week periods ended December 29, 2005, December 30, 2004, and December 23, 2004, respectively, and $1,392,000, $0 and $0 for the thirty-nine week periods ended December 29, 2005, December 30, 2004, and December 23, 2004, respectively.

(4)
Segment long-term assets are comprised of property, intangibles and goodwill.

Consolidated Balance Sheet	December 29, 2005	December 30, 2004
	(Successor)	(Successor)
Property, net	$783,121	$963,552
Intangible assets, net	175,970	200,320
Goodwill	1,303,976	1,408,511
Deferred income taxes	62,963	64,987
Other long-term assets	112,713	84,546
Noncurrent assets held for sale	33,721	—

Consolidated long-term assets	$2,472,464	$2,721,916

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information of the Predecessor ("AMCE") has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's debt are full and unconditional and joint and several. Holdings' 12% senior discount notes due 2014 are not guaranteed by AMCE or any of its subsidiaries.

October 1, 2004 through December 23, 2004 (Predecessor):

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(Predecessor)
Revenues
Admissions	$—	$236,885	$10,427	$—	$247,312
Concessions	—	93,945	3,626	—	97,571
Other revenue	—	29,609	1,185	—	30,794

Total revenues	—	360,439	15,238	—	375,677

Costs and Expenses
Film exhibition costs	—	125,315	5,157	—	130,472
Concession costs	—	11,500	727	—	12,227
Operating expense	—	99,389	4,861	—	104,250
Rent	—	67,936	5,382	—	73,318
General and administrative:
Merger and acquisition costs	—	38,889	—	—	38,889
Other	45	3,223	134	—	3,402
Preopening expense	—	311	—	—	311
Theatre and other closure expense	—	437	—	—	437
Depreciation and amortization	—	27,508	1,673	—	29,181
Disposition of assets and other gains	—	(320)	—	—	(320)

Total costs and expenses	45	374,188	17,934	—	392,167

Other expense (income)
Equity in net losses of subsidiaries	40,526	7,600	—	(48,126)	—
Interest expense
Corporate borrowings	24,398	11,231	3,274	(10,949)	27,954
Capital and financing lease obligations	—	1,860	543	—	2,403
Investment income	(13,111)	(1,214)	(102)	10,949	(3,478)

Total other expense	51,813	19,477	3,715	(48,126)	26,879

Loss from continuing operations before income taxes	(51,858)	(33,226)	(6,411)	48,126	(43,369)
Income tax provision (benefit)	(6,800)	7,300	200	—	700

Loss from continuing operations	(45,058)	(40,526)	(6,611)	48,126	(44,069)
Loss from discontinued operations, net of income taxes	—	—	(989)	—	(989)

Net loss	$(45,058)	$(40,526)	$(7,600)	$48,126	$(45,058)

Preferred dividends and allocation of undistributed earnings	91,580				91,580

Net loss for shares of common stock	$(136,638)				$(136,638)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(Predecessor)
Revenues
Admissions	$—	$841,183	$31,016	$—	$872,199
Concessions	—	326,715	10,888	—	337,603
Other revenue	—	81,204	2,962	—	84,166

Total revenues	—	1,249,102	44,866	—	1,293,968

Costs and Expenses
Film exhibition costs	—	449,781	15,305	—	465,086
Concession costs	—	37,298	2,427	—	39,725
Operating expense	—	319,118	14,161	—	333,279
Rent	—	217,240	14,968	—	232,208
General and administrative:
Merger and acquisition costs	—	42,732	—	—	42,732
Other	143	33,093	672	—	33,908
Preopening expense	—	1,292	—	—	1,292
Theatre and other closure expense	—	10,758	—	—	10,758
Depreciation and amortization	—	85,108	5,151	—	90,259
Disposition of assets and other gains	—	(2,715)	—	—	(2,715)

Total costs and expenses	143	1,193,705	52,684		1,246,532

Other expense (income)
Equity in net losses of subsidiaries	21,531	13,816	—	(35,347)	—
Interest expense
Corporate borrowings	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	—	5,758	1,650	—	7,408
Investment income	(38,987)	(3,563)	(1,056)	37,130	(6,476)

Total other expense	45,235	52,828	5,067	(35,347)	67,783

Earnings (loss) from continuing operations before income taxes	(45,378)	2,569	(12,885)	35,347	(20,347)
Income tax provision (benefit)	(9,500)	24,100	400	—	15,000

Loss from continuing operations	(35,878)	(21,531)	(13,285)	35,347	(35,347)
Loss from discontinued operations, net of income taxes	—	—	(531)	—	(531)

Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)

Preferred dividends and allocation of undistributed earnings	104,300				104,300

Net loss for shares of common stock	$(140,178)				$(140,178)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Net cash provided by operating activities	$13,042	$127,205	$1,407	$—	$141,654

Cash flows from investing activities:
Capital expenditures	—	(63,857)	(2,298)	—	(66,155)
Net change in reimbursable construction advance	—	6,518	—	—	6,518
Increase in restricted cash	(627,338)	—	—	—	(627,338)
Proceeds from disposal of discontinued operations	—	307	(30)	—	277
Other, net	—	(9,088)	3,391	—	(5,697)

Net cash provided by (used in) investing activities	(627,338)	(66,120)	1,063	—	(692,395)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	—	—	—	169,918
Principal payments under capital and financing lease obligations	—	(1,807)	(213)	—	(2,020)
Change in cash overdrafts	—	3,710	—	—	3,710
Change in construction payables	—	(2,234)	—	—	(2,234)
Cash portion of preferred dividends	(9,349)	—	—	—	(9,349)
Change in intercompany advances	(992)	(6,379)	7,371	—	—
Treasury stock purchases and other	(281)	—	—	—	(281)

Net cash provided by (used in) financing activities	614,296	(6,710)	7,158	—	614,744

Effect of exchange rate changes on cash and equivalents	—	—	(615)	—	(615)

Net increase in cash and equivalents	—	54,375	9,013	—	63,388
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248

Cash and equivalents at end of period	$—	$358,784	$37,852	$—	$396,636

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The hurricane events of September 2005 in the Gulf States region of the United States impacted five of the Company's theatres totaling 68 screens located in the New Orleans, Louisiana area. All have reopened. The Company carries substantial all risk property insurance coverage, including windstorm coverage, for which all loss or damage arising out of any one occurrence shall be adjusted as one loss, net of any applicable deductible. The Company also carries business interruption insurance. The Company has received, insurance proceeds of $5,000,000 through December 29, 2005 for casualty losses and business interruption and has classified them as other income, net of amounts recorded for asset loss. As of December 29, 2005, the claim is not final.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleged that the Company had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal on January 23, 2003. The trial court denied its request but postponed any further line of sight proceedings pending the Ninth Circuit's and eventually the United States Supreme Court's ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. The parties briefed their positions on the issue of proper remedies on November 14, 2005 and filed reply briefs on December 12, 2005.

        On January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy in the line of sight aspects of this case. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies, which covers the remaining line of sight issues at the majority of the Company's existing and all of its future construction stadium-style theatres nationwide, as well as other related forms of relief sought by the United States in this action.

        The Company estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over the term of the court's order of 5 years. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. The Company plans to appeal the court's order.

        The Company previously recorded a liability related to estimated losses for the Department of Justice line of sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and had estimated the range of loss to be between $179,350 and $273,938. As a result of the new order the loss is estimated to be between $349,350 and $443,938. Accordingly, the Company has increased the related liability to $349,350.

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

        On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which the Company agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at 139 stadium-style theatres and at certain theatres AMCE may open in the future. The Company estimates that the cost of these betterments will be $42.3 million, which is expected to be incurred over the remaining term of the consent order of 3.5 years. Through December 29, 2005 the Company has incurred approximately $5.9 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

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

        On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and Delaware action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit the Company to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) the Company would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which it did) and (iii) the Company would pay (which it did), on behalf of the defendants, fees and expenses of plaintiffs' counsel of approximately $1.7 million (of which the Company has recovered $825,000 through its directors and officers insurance policy). In reaching this settlement, the Company confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with financial information included in the Company's earnings press release, issued on the same date as the announcement of the merger agreement. The Memorandum of Understanding also provided for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against the Company, the other defendants and their respective affiliates. Both the Delaware and Missouri courts approved the settlements and both cases were dismissed with prejudice in December 2005.

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

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through December 29, 2005. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $8,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity.

        The Company has received settlement payments from various parties in connection with this matter of $935,000, $2,610,000 and $925,000 during fiscal 2006, 2005 and 2004, respectively. Gain contingencies are recognized upon receipt.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

        In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As the Company has already adopted SFAS 123(R), it will be required to apply the guidance in the first reporting period beginning after the date the final FSP is posted to the FASB website and would be required to apply the proposed guidance retrospectively to prior-period results to which SFAS 123(R) was applied. The Company estimates this proposal will increase losses from continuing operations, before income taxes, by $3.1 million, reduce other long-term liabilities by $3.5 million and increase additional paid-in capital by $6.6 million as of and for the thirty-nine weeks ended December 29, 2005.

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

NOTE 15—SUBSEQUENT EVENTS

Merger with Loews

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into the Company, with the Company continuing after the merger. The transaction closed on January 26, 2006. Upon completion of the mergers, the existing stockholders of Holdings hold approximately 60% of its outstanding capital stock, and the existing stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, hold approximately 40% of the outstanding capital stock of Holdings. The Company expects to pay costs and incur expenses related to this transaction, including one-time termination benefits, of approximately $80,000,000.

Financing Transactions

        In connection with the merger with Loews, on January 26, 2006, AMCE entered into the following financing transactions:

  •
  the issuance of $325.0 million in aggregate principal amount of 11% Senior Subordinated Notes due 2016 (the "Notes");

  •
  a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional De Mexico, S.A., Integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650.0 million term loan facility and a $200.0 million revolving credit facility;

  •
  the termination of the Company's March 25, 2004 senior secured credit facility, under which no amounts are currently outstanding;

  •
  the repayment of all outstanding amounts under Loews' existing senior secured credit facility and the termination of all commitments thereunder (the "Loews Facility"); and

  •
  the completion of a tender offer and consent solicitation for all $315.0 million aggregate principal amount of Loews' outstanding 9.0% senior subordinated notes due 2014.

        In addition, certain subsidiaries acquired in the merger with Loews have approximately $107 million of borrowings under the Cinemex Credit Facility and $30 million in capital and financing lease obligations.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews facility, to fund the tender offer, to pay related fees and expenses, and to pay fees and expenses related to the merger.

New Credit Facility

        The new senior secured credit facility is with a syndicate of banks and other financial institutions and will provide financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice.

        Borrowings under the new senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to the Company attaining certain leverage ratios. In addition to paying interest on outstanding principal under the new senior secured credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). The Company will also pay customary letter of credit fees. The Company may voluntarily repay outstanding loans under the new senior secured credit facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. The Company is required to repay $1,625,000 of the term loan quarterly, beginning March 31, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        All obligations under the new senior secured credit facility are guaranteed by each of the Company's wholly-owned domestic subsidiaries. All obligations under the new senior secured credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of the Company's assets as well as those of each subsidiary guarantor.

        The new senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability, and the ability of the Company's subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase its capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the new senior secured credit facility requires the Company, commencing with the fiscal quarter ended September 30, 2006, to maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The new senior secured credit facility also contains certain customary affirmative covenants and events of default.

Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was one billion Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew the peso equivalent of $10.0 million in August 2005 under the delayed draw feature of its senior secured credit facility. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings are non-recourse to Loews, and thus, are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of December 31, 2005 was 10.55%. This rate was adjusted to 8.5% on approximately $79 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $28 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005. The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

        The Cinemex senior secured credit facilities contain customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana's subsidiaries that are not guarantors, as defined in the credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cinemex senior secured credit facilities rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The senior secured credit facilities also include certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement.

Capital and Financing Lease Obligations

        In connection with the merger with Loews, we will become the obligor on approximately $30.0 million in additional capital and financing lease obligations assumed from Loews.

11% Senior Subordinated Notes due 2016

        The Notes were issued under an indenture, dated January 26, 2006 (the "Indenture"), with HSBC Bank USA, National Association, as trustee, will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

        The Notes are general unsecured senior subordinated obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of the Company's existing and future domestic restricted subsidiaries that guarantee the Company's other indebtedness.

        The Company may redeem some or all of the Notes at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to February 1, 2009. If the Company experiences a change of control (as defined in the Indenture), AMCE will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

        The Indenture contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains provisions subordinating the Company's obligations under the Notes to the Company's obligations under its senior secured credit facility and other senior indebtedness. These include a provision that applies if there is a payment default under the senior secured credit facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of indebtedness under the senior secured credit facility. If there is a payment default with respect to the senior secured credit facility or other senior indebtedness, generally no payment may be made on the Notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the senior secured credit facility, or with respect to designated senior indebtedness (as defined in the Indenture), if any, that would permit the lenders to accelerate the maturity date of the Company's existing senior secured credit facility or any such designated senior indebtedness, no payment may be made on the Notes for a period (a "payment blockage period") commencing upon the receipt by the indenture trustees for the existing subordinated notes of the Company of notice of such default and ending up to 179 days thereafter. Not more than one payment blockage period may be commenced during any period of 365 consecutive days. The Company's failure to make payment on the Notes when due or within any applicable grace period, whether or not occurring under a payment blockage period, will be an event of default with respect to the Notes.

        The Notes and the guarantees have not been registered under the Securities Act and may not be offered or sold, except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. Pursuant to a registration rights agreement, dated January 26, 2006 (the "Registration Rights Agreement"), among the Company, the guarantors and the initial purchasers of the Notes, the Company and the guarantors have agreed to file a registration statement with respect to an offer to exchange the Notes for a new issue of substantially identical debt securities registered under the Securities Act on or prior to 120 days after the issue date of the Notes.

Amended and Restated Fee Agreement

        In connection with the merger with Loews, on January 26, 2006, Holdings, AMCE and its five Sponsors entered into an Amended and Restated Fee Agreement (the "Management Fee Agreement"), which replaces the December 20, 2004 fee agreement among Holdings, AMCE, and its pre-existing Sponsors. The Management Fee Agreement provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

        In addition, the Management Fee Agreement will provide for reimbursements by Holdings and AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Disposition of Iberia Operations

        Subsequent to December 29, 2005, the Company agreed to sell its interests in AMC Entertainment España S.A., which owns and operates 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owns and operates 1 theatre with 20 screens in Portugal. Sales of the two entities are part of one pending transaction, which is expected to close late in the Company's fourth fiscal quarter of 2006 or the first fiscal quarter of 2007 and is subject to customary closing conditions for transactions of this type, including approval from relevant anti-trust authorities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the cost and availability of films and the performance of films licensed by us; (ii) competition, including the introduction of alternative forms of entertainment; (iii) construction delays; (iv) the ability to open or close theatres and screens as currently planned; (v) the ability to sub-lease vacant retail space; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations, including the integration of Loews Cineplex Entertainment Corporation and the achievement of estimated cost savings and synergies as a result of the Mergers on a timely basis; (xii) results of significant litigation; and (xiii) our ability to enter into various financing programs. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

Overview

        AMCE is one of the world's leading theatrical exhibition companies. As of December 29, 2005, we owned, operated or had interests in 244 theatres with a total of 3,690 screens, with 91%, or 3,363, of our screens in the U.S. and Canada, and 9%, or 327, of our screens in Argentina, Brazil, Chile, Uruguay, France, Portugal, Spain and the United Kingdom. We disposed of our only theatre in Hong Kong on January 5, 2006 and entered into a license agreement with the purchaser for continued use of our trademark.

        We completed a merger (the "Merger") on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired AMCE. The Merger was treated as a purchase with Holdings being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.

        The consolidated financial statements presented herein are those of the accounting acquiror for the thirteen and thirty-nine week periods ended December 29, 2005, and those of its predecessor, AMCE, for the thirteen and thirty-nine week periods ended December 30, 2004. A separate discussion of Holdings is not presented herein since AMCE is representative of Holdings' operations. "We" refers to AMCE for purposes of Item 2. of this Quarterly Report on Form 10-Q.

        Holdings is a holding company with no operations of its own and has one direct subsidiary, AMCE. Following the consummation of the Merger on December 23, 2004, AMCE became a privately held company, wholly owned by Holdings. Holdings is wholly owned by J.P. Morgan Partners L.P., Apollo

Investment Fund V, L.P. (the "Sponsors"), other co-investors and certain members of management. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through AMCEI and its subsidiaries

        On March 29, 2005, the Company and another exhibitor combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to NCM. Additionally, we paid termination benefits related to the displacement of certain National Cinema Network, Inc. ("NCN") associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN. Since that date, NCN's interest has declined to 29% due to the entry of new investors.

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger. The transactions closed on January 26, 2006. Upon completion of the mergers, the existing stockholders of Holdings hold approximately 60% of its outstanding capital stock, and the existing stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, hold approximately 40% of the outstanding capital stock of Holdings.

        In connection with the merger with Loews, on January 26, 2006, AMCE entered into the following financing transactions:

  •
  the issuance of $325.0 million in aggregate principal amount of 11% Senior Subordinated Notes due 2016 (the "Notes due 2016");

  •
  a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional De Mexico, S.A., Integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650.0 million term loan facility and a $200.0 million revolving credit facility (the "New Credit Facility");

  •
  the termination of AMCE's March 25, 2004 senior secured credit, under which no amounts are currently outstanding;

  •
  the repayment of all outstanding amounts under Loews' existing senior secured credit facility and the termination of all commitments thereunder (the "Loews Facility"); and

  •
  the completion of a tender offer and consent solicitation (the "Tender Offer") for all $315.0 million aggregate principal amount of Loews' outstanding 9.0% senior subordinated notes due 2014.

        In addition, certain subsidiaries acquired in the merger with Loews have approximately $107 million of borrowings under the Cinemex Credit Facility and $30 million in capital and financing lease obligations.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to Fund the Tender Offer, to pay related fees and expenses, and to pay fees and expenses related to the Merger.

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

        For financial reporting purposes we have three segments, U.S. and Canada theatrical exhibition (formerly, North American theatrical exhibition), International theatrical exhibition and Other, with the most significant activity in Other related to on-screen advertising.

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

        Box office admissions are our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts. The settlement process allows for negotiation based upon how a film actually performs.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs and other products. We negotiate prices for our concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

        Our revenues are dependent upon the timing and popularity of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business can be seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through December 29, 2005, we added 120 theatres with 2,479 new screens, acquired 98 theatres with 954 screens and disposed of 206 theatres with 1,673 screens. As of December 29, 2005, approximately 74%, or 2,723, of our screens were located in megaplex theatres.

Thirteen Weeks Ended December 29, 2005 compared to the Unaudited Pro Forma Thirteen Weeks Ended December 30, 2004

        As a result of the December 23, 2004 merger described above, our Predecessor does not have financial results for the one week period ended December 30, 2004. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the prior year Predecessor Theatrical Exhibition and Other operating information (12 weeks) with prior year Successor operating information (1 week), on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the 12 weeks ended December 23, 2004 and unaudited Successor information for the one week ended December 30, 2004. The pro forma information for the 13 week period ended December 30, 2004 does not purport to represent what our consolidated results of operations would have been if the Successor had actually began theatrical exhibition operations on October 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on October 1, 2004.

        Set forth in the table below is the pro forma summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and Other businesses, with the most significant activity in Other related to on-screen advertising. Reference is made to Note 10 to the Notes to the Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended December 29, 2005	One Week Ended December 30, 2004	Twelve Weeks Ended December 23, 2004	Pro Forma Thirteen Weeks Ended December 30, 2004	% Change
	(Successor)	(Successor)	(Predecessor)
	(thousands of dollars except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$263,378	$39,006	$235,955	$274,961	(4.2)%
Concessions	104,256	15,696	93,829	109,525	(4.8)%
Other theatre	22,431	1,734	15,750	17,484	28.3%

	$390,065	$56,436	$345,534	$401,970	(3.0)%

International theatrical exhibition
Admissions	13,153	1,481	11,357	12,838	2.5%
Concessions	4,309	446	3,742	4,188	2.9%
Other theatre	822	90	809	899	(8.6)%

	$18,284	$2,017	$15,908	$17,925	2.0%

Other	2,471	1,420	14,235	15,655	(84.2)%

Total Revenues	$410,820	$59,873	$375,677	$435,550	(5.7)%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$138,298	$21,065	$124,887	$145,952	(5.2)%
Concession costs	11,166	1,842	11,472	13,314	(16.1)%
Theatre operating expense	98,063	7,997	89,246	97,243	0.8%
Rent	75,661	5,580	67,204	72,784	4.0%
Preopening expense	3,515	66	311	377	*
Theatre and other closure expense	386	(147)	437	290	33.1%

	$327,089	$36,403	$293,557	$329,960	(0.9)%

International theatrical exhibition
Film exhibition costs	6,515	750	5,585	6,335	2.8%
Concession costs	933	61	755	816	14.3%
Theatre operating expense	4,601	518	4,902	5,420	(15.1)%
Rent	5,151	469	6,114	6,583	(21.8)%
Theatre closure expense	24	—	—	—	*

	$17,224	$1,798	$17,356	$19,154	(10.1)%

Other	3,319	939	10,102	11,041	(69.9)%
Theatre and other closure expense (included in Other)	—	279	—	279	(100.0)%
General and administrative expense:
Merger and acquisition costs	281	20,000	38,889	58,889	(99.5)%
Management Fee	500	—	—	—	*
Other	10,131	1,365	3,402	4,767	*
Restructuring charge	27	—	—	—	*
Depreciation and amortization	36,655	3,158	29,181	32,339	13.3%
Disposition of assets and other gains	(297)	—	(320)	(320)	(7.2)%

Total costs and expenses	$394,929	$63,942	$392,167	$456,109	(13.4)%

	Thirteen Weeks Ended December 29, 2005	One Week Ended December 30, 2004	Twelve Weeks Ended December 23, 2004	Pro Forma Thirteen Weeks Ended December 30, 2004
	(Successor)	(Successor)	(Predecessor)
	(thousands of dollars except operating data)
Operating Data (at period end):
Screen additions	76	—	12	12
Screen dispositions	29	—	—	—
Average screens— continuing operations(1)	3,472	—	—	3,456
Number of screens operated	3,690	—	—	3,728
Number of theatres operated	244	—	—	249
Screens per theatre	15.1	—	—	15.0
Attendance— continuing operations(1) (in thousands)	40,203	6,114	37,033	43,147

(1)
Includes consolidated theatres only.

*
Percentage change in excess of 100%

        Revenues.    Total revenue decreased 5.7%, or $24,730,000, during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004.

        U.S. and Canada theatrical exhibition revenues decreased 3.0% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. Admissions revenues decreased 4.2% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to a 7.5% decrease in total attendance and an 8.8% decrease in attendance at comparable theatres or those opened on or before the third quarter of fiscal 2005, partially offset by a 3.5% increase in average ticket price. Industry-wide box office declined 2%, with attendance estimated to be down 6% and average ticket prices estimated to be up approximately 5%. The year over year comparison of our U.S. and Canada admissions revenues and industry-wide box office was impacted by higher levels of new screen growth by the industry, higher average ticket price increases by the industry as a whole and a reduction in attendance at our theatres in the New Orleans market due to Hurricane Katrina. In addition, our year over year comparison was affected by a change in genre mix of pictures. We opened 6 theatres with 92 screens and closed 6 theatres with 51 screens since December 30, 2004. Five of these theatres, with 76 screens, were opened near the end of our third fiscal quarter. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 4.8% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the decrease in attendance, partially offset by a 2.9% increase in average concessions per patron related to price increases and an increase in units sold per patron. Other theatre revenues increased 23.9% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues increased 2.0% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. Admissions revenues increased 2.5% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to a 5.1% increase in attendance, partially offset by a 2.5% decrease in average ticket price due primarily to a stronger U.S. dollar. Concession revenues increased 2.9% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the increase in attendance, partially offset by a 2.1% decrease in concessions per patron due primarily to the stronger U.S. dollar. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from Other decreased 84.2% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

        Costs and expenses.    Total costs and expenses decreased 13.4% or $61,247,000, during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004.

        U.S. and Canada theatrical exhibition costs and expenses decreased 0.9% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. Film exhibition costs decreased 5.2% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions, film exhibition costs were 52.5% in the current period as compared with 53.1% in the pro forma prior period. Concession costs decreased 16.1% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the decrease in concessions revenues and a decrease in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 12.2% in the pro forma prior period. As a percentage of revenues, theatre operating expense was 25.1% in the current period as compared to 24.2% in the pro forma prior period. Rent expense increased 4.0% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 primarily due to the opening of new theatres, partially offset by decreased FF&E rent related to the repurchase of certain leased FF&E assets during the fourth quarter of fiscal 2005. During the thirteen weeks ended December 29, 2005, we recognized $386,000 of theatre and other closure expense due primarily to accretion of the theatre closure liability related to theatres closed during prior periods. During the pro forma thirteen weeks ended December 30, 2004, we recognized $290,000 of theatre and other closure expense related primarily to previously closed theatres.

        International theatrical exhibition costs and expenses decreased 10.1% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. Film exhibition costs increased 2.8% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 49.5% in the current period as compared with 49.3% in the pro forma prior period. Concession costs increased 14.3% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the increase in concession revenues and an increase in concession costs as a percentage of revenues from 19.5% to 21.7%. Theatre operating expense decreased 15.1% and rent expense decreased 21.8% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from Other decreased 69.9% during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004 due to the contribution of net assets by NCN to NCM.

  General and Administrative Expense:

                Merger and acquisition costs.    Merger and acquisition costs decreased $58,608,000 from $58,889,000 to $281,000 during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004. The prior year costs were higher primarily due to the costs associated with our Merger consummated in the third quarter of fiscal 2005. Current year costs are primarily comprised of costs related to our merger with Loews.

                Management fees.    Management fees increased $500,000 during the current period. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders of our parent in exchange for consulting and other services.

                Other.    Other general and administrative expense increased $5,364,000, during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004, primarily due to a reversal of $5,345,000 of previously recorded expense related to stock-based compensation during the prior period. The prior period reflected our expectations that certain of the performance measures for fiscal 2005 would not be met and related discretionary awards would not be made. Accordingly, we reversed our previously recorded expense for fiscal 2005 performance grants during the pro forma thirteen weeks ended December 30, 2004.

        Depreciation and Amortization.    Depreciation and amortization increased 13.3%, or $4,316,000, during the thirteen weeks ended December 29, 2005 compared to the pro forma thirteen weeks ended December 30, 2004, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger and the opening of new theatres during the current period.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $297,000 in the current period compared to $320,000 in the pro forma prior period. The current period includes litigation recoveries related to fireproofing claims of $260,000 and recoveries of miscellaneous deposits. The pro forma prior period gains primarily relate to a sale of NCN equipment.

        Other Income.    Other income includes insurance recoveries of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000, $1,968,000 of business interruption insurance recoveries related to Hurricane Katrina, $1,265,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote and $44,000 of expense related to the remeasurement of liability-classified shares of common stock.

        Interest Expense.    Interest expense was $31,502,000, $15,574,000 and $30,357,000 for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Interest expense of $14,318,000 and $13,223,000 related to the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014 was recorded for the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. The interest on these notes was required to be consolidated into the Predecessor period ended December 23, 2004 as well as the Successor period ended December 30, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R.

        On August 18, 2004, Marquee issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 (Floating Notes due 2010"), the interest rate of which is currently 8.04% per annum. We assumed Marquee's obligations under the Fixed Notes due 2012 and the Floating Notes due 2010 in the Merger. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760.

        Investment Income.    Investment loss was $2,539,000 for the Successor period ended December 29, 2005 compared to income of $2,184,000 and $3,478,000 for the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Interest income for the Successor period ended December 29, 2005 compared to the Predecessor period ended December 23, 2004 decreased primarily due to the escrow funds and decreased cash available for investment during the prior period as compared with the current period. In addition, the interest for the Successor period ended December 30, 2004 is comprised of $2,162,000 of interest income related to the escrow funds. The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note—1 Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R. Equity in losses of non-consolidated entities increased by $2,919,000 from the Predecessor period ended December 23, 2004 to the Successor period ended December 29, 2005.

        Income Tax Provision (Benefit).    The benefit for income taxes from continuing operations for the thirteen weeks ended December 29, 2005 was $(4,700,000). The provision for income taxes from continuing operations for the thirteen week Successor period ended December 30, 2004 was $1,300,000. The Successor period ended December 30, 2004 included $20,000,000 in Merger costs which were treated as non-deductible. The provision for income taxes from continuing operations for the Predecessor period ended December 23, 2004 was $700,000 and included $38,889,000 in Merger costs which were treated as non-deductible. The effective tax rates for income taxes from continuing operations for the current and prior periods were 38.2%, (7.4%) and (1.6%), respectively.

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

        Net Loss for Shares of Common Stock.    Loss for shares of common stock for the thirteen week periods were $7,918,000, $18,564,000 and $136,638,000 for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Preferred stock dividends of 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $467,000 was recorded during the Predecessor period ended December 23, 2004. In connection with the Merger, each outstanding share of Preferred Stock converted into the right to receive $2,727.27 in cash.

Thirty-nine Weeks Ended December 29, 2005 compared to the Unaudited Pro Forma Thirty-nine Weeks Ended December 30, 2004

        As a result of the December 23, 2004 merger described above, our Predecessor does not have financial results for the one week period ended December 30, 2004. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the prior year Predecessor Theatrical Exhibition and Other operating information (thirty-eight weeks) with prior year Successor operating information (one week), on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the thirty-eight weeks ended December 23, 2004 and unaudited Successor information for the one week ended December 30, 2004. The pro forma information for the thirty-nine week period ended December 30, 2004 does not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on April 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on April 1, 2004.

        Set forth in the table below is the pro forma summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and Other businesses, with the most significant activity in Other related to on-screen advertising. Reference is made to Note 10 to the Notes to the Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirty-nine Weeks Ended December 29, 2005	One Week Ended December 30, 2004	Thirty-eight Weeks Ended December 23, 2004	Pro Forma Thirty-nine Weeks Ended December 30, 2004	% Change
	(Successor)	(Successor)	(Predecessor)
	(thousands of dollars except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$788,018	$39,006	$836,254	$875,260	(10.0)%
Concessions	313,971	15,696	326,086	341,782	(8.1)%
Other theatre	58,426	1,734	43,306	45,040	29.7%

	$1,160,415	$56,436	$1,205,646	$1,262,082	(8.1)%

International theatrical exhibition
Admissions	35,333	1,481	35,945	37,426	(5.6)%
Concessions	11,606	446	11,517	11,963	(3.0)%
Other theatre	2,161	90	2,049	2,139	1.0%

	49,100	2,017	49,511	51,528	(4.7)%

Other	13,024	1,420	38,811	40,231	(67.6)%

Total Revenues	$1,222,539	$59,873	$1,293,968	$1,353,841	(9.7)%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$422,886	$21,065	$447,412	$468,477	(9.7)%
Concession costs	33,604	1,842	37,161	39,003	(13.8)%
Theatre operating expense	291,462	7,997	287,283	295,280	(1.3)%
Rent	221,681	5,580	214,927	220,507	0.5%
Preopening expense	4,251	66	1,292	1,358	*
Theatre and other closure expense	1,317	(147)	10,758	10,611	(87.6)%

	975,201	36,403	998,833	1,035,236	(5.8)%

International theatrical exhibition
Film exhibition costs	17,189	750	17,674	18,424	(6.7)%
Concession costs	2,263	61	2,564	2,625	(13.8)%
Theatre operating expense	14,363	518	14,556	15,074	(4.7)%
Rent	15,823	469	17,281	17,750	(10.9)%
Theatre closure expense	73	—	—	—	*

	49,711	1,798	52,075	53,873	(7.7)%

Other	14,501	939	31,440	32,379	(55.2)%
Theatre and other closure expense (included in Other)	—	279	—	279	(100)%
General and administrative expense:
Merger and acquisition costs	2,926	20,000	42,732	62,732	(95.3)%
Management Fee	1,500	—	—	—	*
Other	28,330	1,365	33,908	35,273	(19.7)%
Restructuring charge	3,935	—	—	—	*
Depreciation and amortization	112,122	3,158	90,259	93,417	20.0%
Disposition of assets and other gains	(1,067)	—	(2,715)	(2,715)	(60.7)%

Total costs and expenses	$1,187,159	$63,942	$1,246,532	$1,310,474	(9.4)%

	Thirty-nine Weeks Ended December 29, 2005	One Week Ended December 30, 2004	Thirty-eight Weeks Ended December 23, 2004	Pro Forma Thirty-nine Weeks Ended December 30, 2004
	(Successor)	(Successor)	(Predecessor)
	(thousands of dollars except operating data)
Operating Data (at period end):
Screen additions	92	—	44	44
Screen dispositions	116	—	28	28
Average screens— continuing operations(1)	3,456	—	—	3,456
Number of screens operated	3,690	—	—	3,728
Number of theatres operated	244	—	—	249
Screens per theatre	15.1	—	—	15.0
Attendance— continuing operations(1) (in thousands)	119,858	6,114	131,030	137,144

(1)
Includes consolidated theatres only.

*
Percentage change in excess of 100%

        Revenues.    Total revenues decreased 9.7%, or $131,302,000, during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004.

        U.S. and Canada theatrical exhibition revenues decreased 8.1% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. Admissions revenues decreased 10.0% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004, due to a 12.8% decrease in total attendance and a 13.8% decrease in attendance at comparable theatres or those opened on or before the first quarter of fiscal 2005, partially offset by a 3.3% increase in average ticket price. Industry-wide box office declined 6%, with attendance estimated to be down over 10% and average ticket prices estimated to be up approximately 5%. The year over year comparison of our U.S. and Canada admissions revenues and industry-wide box office was impacted by higher levels of new screen growth by the industry, higher average ticket price increases by the industry as a whole and a reduction in attendance at our theatres in the New Orleans market due to Hurricane Katrina. In addition, our year over year comparison was affected by a change in genre mix of pictures. We opened 6 theatres with 92 screens and closed 6 theatres with 51 screens since December 30, 2004. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 8.1% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in attendance, partially offset by a 5.4% increase in average concessions per patron related to price increases and an increase in units sold per patron. Other theatre revenues increased 28.0% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues decreased 4.7% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. Admissions revenues decreased 5.6% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to an 8.2% decrease in attendance impacted by overall popularity of film product and a stronger U.S. dollar, partially offset by a 2.8% increase in average ticket price. Concession revenues decreased 3.0% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in attendance and a stronger U.S. dollar, partially offset by a 5.6% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from Other decreased 67.6% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

        Costs and expenses.    Total costs and expenses decreased 9.4%, or $123,315,000, during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004.

        U.S. and Canada theatrical exhibition costs and expenses decreased 5.8% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. Film exhibition costs decreased 9.7% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in admissions revenues, offset by an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.7% in the current period as compared with 53.5% in the pro forma prior period due to increased film rental terms, which were impacted by Star Wars Episode III: Revenge of the Sith, whose audience appeal led to higher than normal film rental terms during the period. Concession costs decreased 13.8% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in concessions revenues and a decrease in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues concession costs were 10.7% in the current period compared with 11.4% in the pro forma prior period. As a percentage of revenues, theatre operating expense was 25.1% in the current period as compared to 23.4% in the pro forma prior period due primarily to the decline in revenues. Rent expense increased 0.5% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 primarily due to the opening of new theatres, offset by the repurchase of certain leased FF&E assets during the fourth fiscal quarter of fiscal 2005. During the thirty-nine weeks ended December 29, 2005, we recognized $1,317,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the pro forma thirty-nine weeks ended December 30, 2004, we recognized $10,611,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

        International theatrical exhibition costs and expenses decreased 7.7% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. Film exhibition costs decreased 6.7% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 48.6% in the current period as compared with 49.2% in the pro forma prior period. Concession costs decreased 13.8% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the decrease in concession revenues and a decrease in concession costs as a percentage of revenue from 21.9% in the pro forma prior period to 19.5% in the current period. Theatre operating expense decreased 4.7% and rent expense decreased 10.9% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from Other decreased 55.2% during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 due to the contribution of net assets by NCN to NCM.

  General and Administrative Expense:

                Merger and acquisition costs.    Merger and acquisition costs decreased $59,806,000 from $62,732,000 to $2,926,000 during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004. The prior year costs were higher primarily due to the costs associated with our Merger consummated during the third quarter of fiscal 2005. Current year costs are primarily comprised of costs related to the Loew's merger and other potential acquisition and divestiture activities.

                Management fees.    Management fees increased $1,500,000 during the current period. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders of our parent in exchange for consulting and other services.

                Other.    Other general and administrative expense decreased 19.7%, or $6,943,000, during the thirty-nine weeks ended December 29, 2005 compared to the pro forma thirty-nine weeks ended December 30, 2004 primarily due to a $3,764,000 decrease in incentive-based compensation, due to our decline in operating results and a $2,447,000 decrease in salaries and benefits as a result of our reorganization activities.

        Restructuring Charge.    Restructuring charges were $3,935,000 during the thirty-nine weeks ended December 29, 2005. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure, and contribution of assets by NCN to NCM. Our organizational restructuring is substantially complete.

        Depreciation and Amortization.    Depreciation and amortization increased 20.0%, or $18,705,000, compared to the pro forma prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger and the opening of new theatres.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,067,000 in the current period compared to $2,715,000 in the pro forma prior period. The current and pro forma prior periods include $935,000 and $2,310,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period also includes recoveries of deposits totaling $120,000, $22,000 for disposals of NCN equipment and miscellaneous disposal losses of $10,000. The pro forma prior period also included $320,000 of gain related to a sale of NCN equipment and a $111,000 settlement received from a construction contractor related to one Canada theatre, partially offset by miscellaneous disposal losses of $26,000.

        Other Income.    Other income includes $7,312,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, insurance recoveries of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000, $1,968,000 of business interruption insurance recoveries related to Hurricane Katrina and $1,128,000 of income related to the remeasurement of liability-classified shares of common stock.

        Interest Expense.    Interest expense was $95,214,000, $22,297,000 and $74,259,000 for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Interest expense for the Successor period ended December 29, 2005 compared to the Predecessor period ended December 23, 2004 increased primarily due to increased borrowings related to the Merger. Interest expense of $46,865,000, $21,043,000 and $19,946,000 related to the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014 was

recorded for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. The interest on these notes was required to be consolidated into the Predecessor period ended December 23, 2004 as well as the Successor period ended December 30, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R.

        On August 18, 2004, Marquee issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 (Floating Notes due 2010"), the interest rate of which is currently 8.04% per annum. We assumed Marquee's obligations under the Fixed Notes due 2012 and the Floating Notes due 2010 in the Merger. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760.

        Investment Income.    Investment loss was $2,059,000 for the Successor period ended December 29, 2005 compared to income of $3,078,000 and $6,476,000 for the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Equity in losses of non-consolidated entities were $3,578,000 in the Successor period ended December 29, 2005 compared to income of $129,000 in the prior periods. Interest income for the Successor period ended December 29, 2005 was $1,320,000. Prior year periods interest income was higher primarily due to the escrow funds and increased cash available for investment during the period. The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R. Current period losses are also partially offset by increased gains on investments of $213,000.

        Income Tax Provision (Benefit).    The benefit for income taxes from continuing operations was $18,900,000 for the Successor period ended December 29, 2005 compared to a provision of $1,300,000 for the Successor period ended December 30, 2004 and a provision of $15,000,000 for the Predecessor period ended December 23, 2004. The Successor period ended December 30, 2004 included $20,000,000 in Merger costs which were treated as non-deductible and the Predecessor period ended December 23, 2004 included $42,732,000 of Merger costs which were treated as non-deductible. See Note 9 to the Consolidated Financial Statements. The effective tax rates for income taxes from continuing operations for the current and prior periods were 38.7%, (5.6%) and (73.7%), respectively.

        Loss From Discontinued Operations, Net.    On June 30, 2005 we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens. The results of operations of these theatres have been classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and have classified its operations as discontinued operations. The information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Loss for Shares of Common Stock.    Loss for shares of common stock for the thirty-nine week periods was $52,336,000, 24,393,000 and $140,178,000 for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004, special Preferred Stock dividends and 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $1,476,000 were recorded during the Predecessor period ended December 23, 2004. In connection with the Merger, each outstanding share of Preferred Stock converted into the right to receive $2,727.27 in cash.

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

Cash Flows from Operating Activities

        Cash flows from operating activities for the thirty-nine week periods, as reflected in the Consolidated Statements of Cash Flows, were $115,320,000, $9,312,000 and $141,654,000 for the Successor period ended December 29, 2005, the Successor period ended December 30, 2004 and the Predecessor period ended December 23, 2004, respectively. The decrease in operating cash flows during the thirty-nine weeks ended December 29, 2005 is primarily due to declines in attendance. We had working capital deficits as of December 29, 2005 and March 31, 2005 of $101,797,000 and $134,330,000, respectively. We had the ability to borrow against our credit facility to meet obligations as they come due and had approximately $162,000,000 and $163,000,000 available on our amended credit facility to meet these obligations as of December 29, 2005 and March 31, 2005, respectively.

        During the thirty-nine weeks ended December 29, 2005, we have opened six theatres with 92 screens and have closed four domestic theatres with 37 screens and disposed of five international theatres in Japan with 79 screens resulting in a circuit total of 244 theatres and 3,690 screens as of December 29, 2005.

Cash Flows from Investing Activities

        Cash outflows from investing activities for the thirty-nine week periods, as reflected in the Consolidated Statements of Cash Flows, were $(26,590,000), $1,269,988,000 and $692,395,000 for the Successor period ended December 29, 2005, Successor period ended December 30, 2004 and the Predecessor period ended December 30, 2004, respectively. As of December 29, 2005, we had construction in progress of $7,624,000. We had 1 theatre in the U.S. with a total of 14 screens under construction as of December 29, 2005 that is scheduled to open during fiscal 2006. Cash outflows from investing activities include capital expenditures of $77,336,000, $1,490,000 and $66,155,000 during the thirty-nine week periods ended December 29, 2005 (Successor), December 30, 2004 (Successor) and December 23, 2004 (Predecessor), respectively. We expect that our gross capital expenditures in fiscal 2006 will be approximately $142,000,000 and our proceeds from sale/leasebacks will be approximately $29,000,000, from two theatres, one of which is currently under construction. Cash outflows for investing activities include a payment to common and preferred stockholders net of cash acquired of $1,268,564,000 related to the Merger. During the Predecessor period ended December 23, 2004 and Successor period ended December 30, 2004 we invested $627,338,000 in proceeds related to the Merger financing in restricted cash to be used in connection with consummating the Merger.

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

Cash Flows from Financing Activities

        Cash (outflows) and inflows from financing activities, as reflected in the Consolidated Statement of Cash Flows, were ($25,569,000), $1,402,335, and $614,744,000 during the thirty-nine week period ended December 29, 2005 (Successor), from inception on July 16, 2004 through December 30, 2004 (Successor) and thirty-eight week period ended December 23, 2004 (Predecessor). The current period includes cash outflows of $23,820,000 for cash overdrafts, compared to inflows of $27,827,000 and $3,710,000 for the Successor period ended December 30, 2004 and December 23, 2004, respectively. On September 29, 2005 we received $6,661,000 additional construction allowance from our landlord Entertainment Properties Trust related to three of our Canada theatres which allowed for sale leaseback accounting at these locations and reduced our financing lease obligations by approximately $31,292,000, reduced the net book value of building assets related to these locations by approximately $15,839,000 and resulted in a deferred gain of $22,114,000. The deferred gain is amortized as a reduction of rent expense over the remaining terms of the leases. During the period from inception on July 16, 2004 through December 30, 2004 our Successor received proceeds of $624,918,000 related to the Merger financing and a capital contribution from Marquee Holdings Inc. of $769,350,000. During the thirty-eight week period ended December 23, 2004 our Predecessor received proceeds of $624,918,000 related to the Merger financing, which includes gross proceeds of $169,918,000 from the Holding notes.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our report on Form 8-K filed on October 21, 2005 for certain information about our credit facility and our 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011"), 9 7/8% Senior Subordinated Notes due 2012 (the "Notes due 2012"), 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), our Fixed Notes due 2012 and Floating Notes due 2010 and our 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014"). See "Merger with Loews Financing Transactions" for additional information about the New Credit Facility and the Notes due 2016.

        Concurrently with the consummation of the Merger, we entered into an amendment to our credit facility. We refer to this amended credit facility as the "amended credit facility". The amended credit facility modifies our previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the "amended credit facility" which was scheduled to mature on April 9, 2009. As of December 29, 2005, we had no amounts outstanding under the amended credit facility and had issued approximately $13,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $162,000,000. The amended credit facility was replaced with the New Credit Facility on January 26, 2006.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and the Discount Notes due 2014). Under the indenture relating to the Notes due 2012 and Notes due 2014, the most restrictive of the indentures, we could borrow approximately $348,000,000 as of December 29, 2005 in addition to permitted indebtedness (assuming an interest rate of 11% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indenture relating to the 2011, 2012 and 2014 notes.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Floating Notes due 2010 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of December 29, 2005, we were in compliance with all financial covenants relating to the amended credit facility, the Notes due 2011, the Notes due 2012, the Notes due 2014, the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

Merger with Loews Financing Transactions

        In connection with the merger with Loews, on January 26, 2006, AMCE entered into the following financing transactions:

  •
  the issuance of $325.0 million in aggregate principal amount of the Notes due 2016;

  •
  the New Credit Facility, consisting of a $650.0 million term loan facility (which was fully drawn upon at closing) and a $200.0 million revolving credit facility(which was unutilized at closing);

  •
  the termination of the amended credit facility;

  •
  the repayment of all outstanding amounts under the Loews Facility; and

  •
  the completion of the Tender Offer for all $315.0 million aggregate principal amount of Loews' outstanding 9.0% senior subordinated notes due 2014.

        In addition, certain subsidiaries acquired in the merger with Loews have approximately $107 million of borrowings under the Cinemex Credit Facility and $30 million in capital and financing lease obligations.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to fund the Tender Offer, to pay related fees and expenses, and to pay fees and expenses related to the merger with Loews.

New Credit Facility

        The New Credit Facility is with a syndicate of banks and other financial institutions and will provide financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice.

        Borrowings under the New Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMCE attaining certain leverage ratios. In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. We are required to repay $1,625,000 of the term loan quarterly, beginning March 31, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        All obligations under the New Credit Facility are guaranteed by each of the Company's wholly-owned domestic subsidiaries. All obligations under the New Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of the Company's assets as well as those of each subsidiary guarantor.

        The New Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase our capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the New Credit Facility requires that we, commencing with the fiscal quarter ended September 30, 2006, maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The New Credit Facility also contains certain customary affirmative covenants and events of default.

Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was one billion Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew the peso equivalent of $10.0 million in August 2005 under the delayed draw feature of its senior secured credit facility. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings are non-recourse to Loews, and thus, are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of December 31, 2005 was 10.55%. This rate was adjusted to 8.5% on approximately $79 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $28 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005. The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

        The Cinemex senior secured credit facilities contain customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana's subsidiaries that are not guarantors, as defined in the credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cinemex senior secured credit facilities rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The senior secured credit facilities also include certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement.

Capital and Financing Lease Obligations

        In connection with the merger with Loews, we will become the obligor on approximately $30.0 million in additional capital and financing lease obligations assumed from Loews.

11% Senior Subordinated Notes due 2016

        The Notes due 2016 were issued under an indenture, dated January 26, 2006 (the "Indenture"), with HSBC Bank USA, National Association, as trustee, will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

        The Notes due 2016 are general unsecured senior subordinated obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries that guarantee our other indebtedness.

        We may redeem some or all of the Notes due 2016 at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014. In addition, we may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to February 1, 2009. If we experience a change of control (as defined in the Indenture), we will be required to make an offer to repurchase the Notes due 2016 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

        The Indenture contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains provisions subordinating our obligations under the Notes due 2016 to our obligations under our New Credit Facility and other senior indebtedness. These include a provision that applies if there is a payment default under the New Credit Facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of indebtedness under the New Credit Facility. If there is a payment default with respect to the New Credit Facility or other senior indebtedness, generally no payment may be made on the Notes due 2016 until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the New Credit Facility, or with respect to designated senior indebtedness (as defined in the Indenture), if any, that would permit the lenders to accelerate the maturity date of our New Credit Facility or any such designated senior indebtedness, no payment may be made on the Notes due 2016 for a period (a "payment blockage period") commencing upon the receipt by the indenture trustees for the existing subordinated notes of the Company of notice of such default and ending up to 179 days thereafter. Not more than one payment blockage period may be commenced during any period of 365 consecutive days. Our failure to make payment on the Notes due 2016 when due or within any applicable grace period, whether or not occurring under a payment blockage period, will be an event of default with respect to the Notes due 2016.

        The Notes due 2016 and the guarantees have not been registered under the Securities Act and may not be offered or sold, except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. Pursuant to a registration rights agreement, dated January 26, 2006 (the "Registration Rights Agreement"), among the Company, the guarantors and the initial purchasers of the Notes, the Company and the guarantors have agreed to file a registration statement with respect to an offer to exchange the Notes due 2016 for a new issue of substantially identical debt securities registered under the Securities Act on or prior to 120 days after the issue date of the Notes due 2016.

Amended and Restated Fee Agreement

        In connection with the Merger with Loews, on January 26, 2006, Holdings, AMCE and its five Sponsors entered into an Amended and Restated Fee Agreement (the "Management Fee Agreement"), which replaces the December 20, 2004 fee agreement among Holdings, AMCE, and its pre-existing Sponsors. The Management Fee Agreement provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

        In addition, the Management Fee Agreement will provide for reimbursements by Holdings and AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Deferred Tax Assets

        A full valuation allowance may be established for the U.S. tax jurisdiction deferred tax asset in conjunction with the merger with Loews Cineplex Entertainment Corporation. Although operations supported the recorded value of these deferred tax assets in our historical financial statements, analysis of the pro forma historical and projected results of the combined company may make it more likely than not we will not be able to realize the value of our deferred tax assets. As a result, we may record a charge of approximately $85.0 million to provision for income taxes related to the valuation allowance during the fourth quarter of fiscal 2006 subsequent to the merger.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As the Company has already adopted SFAS 123(R), we would be required to apply the guidance in the first reporting period beginning after the date the final FSP is posted to the FASB website and would be required to apply the proposed guidance retrospectively to prior-period results to which SFAS 123(R) was applied. The Company estimates this proposal will increase losses from continuing operations, before income taxes, by $3.1 million, reduce other long-term liabilities by $3.5 million and increase additional paid-in capital by $6.6 million as of and for the thirty-nine weeks ended December 29, 2005.

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

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 amended credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of December 29, 2005, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes. Included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $1,537,500 during the thirty-nine weeks ended December 29, 2005.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014 and $250,000,000 of our Fixed Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014, and Fixed Notes due 2012.

        Foreign currency exchange rates.    We currently have consolidated operations in China (Hong Kong), France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. We do not currently hedge against foreign currency exchange rate risk, and may repatriate funds from the operations of our international theatres as well as use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently have operations would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $1.1 million and $11.9 million, respectively.

Item 4.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

  (b)
  Changes in internal controls.

        There has been no change in the Company's internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Another case referred to was Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 03CC00429. The Company has entered into a settlement agreement for $45,000 and the matter has been concluded.

        Another case referred to was Ernesto Galindo v. American Multi-Cinema Inc. et al. (Case no. BC328770, Los Angeles County Superior Court). This case was recently dismissed without prejudice.

        Another case referred to was United States of America vs. AMC Entertainment Inc. and American Multi- Cinema, Inc.(No. 99-01034 FMC (SHx), filed in the U.S.District Court for the Central District of California). On January 10, 2006, a federal judge in the United States District Court for the Central District of California ruled in favor of the Department regarding the appropriate remedy in the line of sight aspects of this case. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies, which covers the remining line of sight issues at the majority of the Company's existing and all of its future construction stadium-style theatres nationwide, as well as other related forms of relief sought by the United States in this action.

        We previously recorded a liability related to estimated losses for the Department of Justice line of sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and had estimated the range of loss to be between $179,350 and $237,938. As a result of the new order the loss is estimated to be between $349,350 and $443,938. Accordingly, the Company increased the related liability to $349,350.

        We estimate that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over the term of the court's order of 5 years. Additionally, the order calls for payments of $300,000 to the United States and individual complaints. We plan to appeal the courts order.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 5.    Other Information

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), recently advised the Company and the Audit Committee that certain work performed by PwC United Kingdom (UK) was incompatible with the U.S. auditor independence rules. In particular, PwC UK performed certain company secretarial services related to the annual statutory audit of accounts for AMC Entertainment International Limited ("AMCEI") and its subsidiary, AMC Theatres of U.K. Limited, in June and September of 2004. These secretarial services involved the preparation of non-tax forms of an administrative nature submitted with the annual statutory filing in the United Kingdom and the payment of approximately $400, on behalf of AMCEI, to obtain filing certifications. PwC UK's fees were de minimus for these services.

        After the independence matters described above were brought to the attention of the Company, the Company and the Audit Committee took prompt action by interviewing PwC and investigating the nature and scope of the services provided by PwC to AMCEI during the past few years. Following such investigation and subsequent review, the Company did not identify the performance of any other non-audit services that did not comply with the auditor independence rules.

        The Audit Committee and PwC each concluded that the performance of the services described above were not in compliance with the auditor independence rules. PwC has advised the Company and the Audit Committee that the provision of these services did not affect PwC's objectivity and impartiality and that PwC remains independent of the Company. After conducting an inquiry and review and in light of the fact that none of PwC's personnel who conducted audit services for the Company were aware of the performance of non-audit services at the time such services were performed, the Company and the Audit Committee concurred with PwC's conclusion that PwC's capacity for objective judgment was not and is not diminished and that no reasonable investor would question PwC's independence on the basis of the non-audit services provided.

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
2.1(d)(1)
Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its jointly administered subsidiaries (incorporated by reference from Exhibit 2 to the Company's Form 8-K (File No. 001-05747) filed on December 28, 2001).
2.1(d)(2)
First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on January 30, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.5 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
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
3.1(a)	Second Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
3.1(b)
Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (incorporated by reference from Exhibit 3.1(b) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
3.2	Second Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
4.1(a)
Credit Agreement, dated January 16, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp North America, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.4 to Holdings' Form 8-K (File No. 333-122636) filed January 31, 2006).
4.1(b)
Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to Holdings' Form 8-K (File No. 333-122636) filed January 31, 2006).
4.1(c)
Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.6 to Holdings' Form 8-K (File No. 333-122636) filed January 31, 2006).
4.2(a)
Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.2(b)
Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3(a) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).
4.2(c)
First Supplemental Indenture dated March 29, 2002, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).
4.2(d)
Second Supplemental Indenture dated December 23, 2004, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.1 to the Company's 8-K (File No. 1-8747) filed January 12, 2005).
*4.2(e)	Third Supplemental Indenture dated January 26, 2006, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011.

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
4.4(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.4(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012.
4.5
Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.6(a)
Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
4.6(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.6(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014.
4.7
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
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
*4.8(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012.

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
*4.10(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010.
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
4.12(a)
Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.5 to Holdings' Form 8-K (File No. 333-122376) filed on January 31, 2006).
4.12(b)
Registration Rights Agreement dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, among AMC Entertainment Inc., the guarantors party thereto, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.6 to Holdings' Form 8-K (File No. 333-122376) filed on January 31, 2006).
4.13(a)
Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).
4.13(b)
Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form S-4 (File no. 333-122636) filed on February 8, 2005.

4.14(a)
Voting and Irrevocable Proxy Agreement, dated January 26, 2006, among Marquee Holdings Inc., J.P. Morgan Partners, L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., AMCE (Ginger), L.P., AMCE (Luke), L.P., AMCE (Scarlett), L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners C, L.P., Apollo Netherlands Partners C(A), L.P., Apollo Netherlands Partners V(B), L.P., Apollo German Partners V GmbH & Co KG, and the other stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 4.2 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
4.14(b)
Voting and Irrevocable Proxy Agreement, dated January 26, 2006, among Marquee Holdings Inc., TC Group III, L.P., Carlyle Partners III Loews, L.P. and CP III Coinvestment, L.P., and Bain Capital Holdings (Loews) I, L.P. and Bain Capital AIV (Loews) II, L.P., and Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P. and the other stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 4.3 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
4.14(c)
Second Amended and Restated Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 4.1 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006.
4.14(d)
Amended and Restated Management Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 4.4 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
10.1
Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.2
Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.3
Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.4
Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.5
District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.6
Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.7
Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.8
Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.1 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
10.9
Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.2 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
10.10
Amended and Restated Fee Agreement, dated as of January 26, 2006, by and among Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners, L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.3 to Holdings' Form 8-K (File No. 333-122636) filed on January 31, 2006).
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

MARQUEE HOLDINGS INC.
Date: February 13, 2006	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: February 13, 2006	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

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
  Item 5. Other Information
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES