Form 10-K
period 2006-03-30
Marquee Holdings Inc.
filed 2006-06-28
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2006
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of May 26, 2006
Class A-1 Common Stock, 1¢ par value	382,475.00000
Class A-2 Common Stock, 1¢ par value	382,475.00000
Class N Common Stock, 1¢ par value	5,128.77496
Class L-1 Common Stock, 1¢ par value	256,085.61252
Class L-2 Common Stock, 1¢ par value	256,085.61252

DOCUMENTS INCORPORATED BY REFERENCE

None

MARQUEE HOLDINGS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 30, 2006

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

Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the cost and availability of films and the performance of films licensed by us; (ii) competition, including the introduction of alternative forms of entertainment; (iii) construction delays; (iv) the ability to open or close theatres and screens as currently planned; (v) the ability to sub-lease vacant retail space; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations, including the integration of Loews Cineplex Entertainment Corporation and the achievement of estimated cost savings and synergies as a result of the Mergers (as defined below) on a timely basis; (xii) results of significant litigation; and (xiii) our ability to enter into various financing programs. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For a discussion of these and other risk factors, see Risk Factors under Part I Item 1A. of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

(a)   General Development of Business

        Marquee Holdings Inc. ("Holdings") is organized as a holding company with no operations of its own. Holdings was incorporated on July 16, 2004. We conduct our business through our subsidiaries, including AMC Entertainment Inc. ("AMC Entertainment", "AMCE", or the "Company"). On January 26, 2006, Holdings merged with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the merger ("the Merger" and collectively, the "Mergers"). AMC Entertainment's principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business (formerly, "North American theatrical exhibition") through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through Grupo Cinemex, S.A. de C.V. and its subsidiaries and AMCEI and its subsidiaries.

        AMC Entertainment was founded in Kansas City, Missouri in 1920. It was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        In March 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45.8 million. The acquisition included five theatres with 68 screens in the New Orleans, Louisiana area. Operating results of the acquired theatres are included in our consolidated statements of operations from March 15, 2002.

        In March 2002, we acquired GC Companies, Inc. ("GC Companies"), pursuant to the plan of reorganization of GC Companies which we sponsored, for a purchase price of approximately $168.9 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date of the plan of reorganization). The acquisition included 66 theatres with 621 screens throughout the United States and a 50% interest in a joint venture that operates 18 theatres with 168 screens in Argentina, Chile, Brazil and Uruguay. Operating results of the acquired theatres are included in our consolidated statements of operations from March 29, 2002. The purchase price for GC Companies included cash payments of $68.5 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 with a fair value of $71.8 million and the issuance of $35.2 million of our Predecessor's common stock, or 2.6 million shares based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan of reorganization).

        In December 2003, we sold our only theatre in Sweden and incurred a loss on sale of approximately $5.6 million, which included a payment of approximately $5.3 million to the purchaser. We opened our theatre in Sweden during fiscal 2001, and since that time we had incurred pre-tax losses of approximately $17.2 million, including an impairment charge of approximately $4.7 million in fiscal 2002 and a loss on sale of approximately $5.6 million in fiscal 2004. The operations and cash flows of the Sweden theatre have been eliminated from our ongoing operations as a result of the disposal transaction, and we do not have any significant continuing involvement in the operations of the Sweden theatre. The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Sweden theatre were previously reported in our International theatrical exhibition operating segment.

        In December 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, LLC ("MegaStar") for a cash purchase price of approximately $15.0 million. The acquisition included three theatres with 48 screens in the Minneapolis, Minnesota and Atlanta, Georgia areas. Operating results of the acquired theatres are included in our consolidated statements of operations from December 19, 2003.

        In December 2004, we completed a merger in which AMC Entertainment was acquired by Holdings, a newly created investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, "JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo" and together with JPMP, the "Marquee Sponsors") and certain other co-investors. Marquee Inc. ("Marquee"), a wholly-owned subsidiary of Holdings', merged with and into AMC Entertainment, with AMC Entertainment as the surviving entity. Pursuant to the terms of the merger, each issued and outstanding share of AMC Entertainment's common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of AMC Entertainment's preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger was approximately $1.67 billion. Marquee was a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMC Entertainment (the "Predecessor"). Upon the consummation of the merger, AMC Entertainment and its parent Holdings were the surviving reporting entities (collectively the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquiror" in accordance with Statement of Financial Accounting Standards No. 141), Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through March 30, 2006, and those of its Predecessor, AMC Entertainment, for all prior periods through the merger date. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        In March 2005, we contributed certain assets consisting of fixed assets and exhibitor agreements of our subsidiary National Cinema Network, Inc. ("NCN") to a new joint venture with Regal Entertainment Group called National CineMedia, LLC ("NCM"). NCM markets and sells cinema screen advertising and promotions products, business communications and training services, and distributes digital alternative content. We paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, NCN's interest in NCM has declined to 29% due to the entry of new investors.

        In March 2005, we commenced an organizational restructuring related to functions at our home office in Kansas City, Missouri and our film office in Los Angeles, California. Our new organizational system flattened management structure and aligned systems, resources and areas of expertise to promote faster communication. The primary goal of the restructuring was to create a simplified organizational structure to enable us to position ourselves in a manner we believe will best serve our existing guests while setting the stage to handle growth with improved infrastructure.

        We recorded $4.9 million and $4.0 million of expenses related to one-time termination benefits and other costs related to the displacement of approximately 200 associates as part of the organizational restructuring and the contribution of assets by NCN to NCM during fiscal 2005 and fiscal 2006, respectively.

        In June 2005, AMCEI sold four of its five theatres in Japan for a sales price of approximately $44.8 million and, on September 1, 2005, sold its remaining Japan theatre for a sales price of approximately $8.6 million. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in our International theatrical exhibition operating segment.

        We disposed of our only theatre in Hong Kong on January 5, 2006 and entered into a license agreement with the purchaser for continued use of our trademark. This operation did not meet the criteria for classification as discontinued operations.

        In January 2006, Holdings merged with LCE Holdings, the parent of Loews, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the Merger. LCE Holdings, a company formed by investment funds affiliated with Bain Capital Partners, LLC, or Bain Capital Partners, The Carlyle Group, and Spectrum Equity Investors, acquired 100% of the capital stock of Loews and, indirectly, Cinemex, for an aggregate purchase price of approximately $1.5 billion in July 2004. The previous stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., currently hold approximately 60% of Holdings' outstanding capital stock, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), currently hold approximately 40% of Holdings' outstanding capital stock. Operating results of the acquired theatres are included in our consolidated statements of operations from January 26, 2006. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        In conjunction with the Merger, we entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require us to hold separate and divest ourselves of certain theatres. As a result, we have classified the assets and liabilities of these theatres as held for sale. We expect to divest certain of these theatres in our first fiscal quarter of 2007.

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a sales price of approximately $40.0 million. We have classified the assets and liabilities of these theatres as held for sale. These operations did not meet the criteria for classification as discontinued operations.

        Subsequent to the current fiscal year, we sold four theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $30.7 million.

(b)   Financial Information about Segments

        For information about our operating segments, see Note 16 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on total revenues. As of March 30, 2006, after giving effect to the expected disposal of 10 theatres and 120 screens in the U.S. in connection with antitrust approval of the Mergers and the disposition of 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, we owned, operated or held interests in 413 theatres with a total of 5,603 screens, of which approximately 82% were located in the United States and Canada and the balance were located in international markets. We believe that we have one of the most modern theatre circuits among the world's major theatre exhibitors. Our circuit of high-performing theatres is primarily located in large, urban markets where we have a strong market position which allows us to maximize revenues and manage our costs effectively. For the 52 weeks ended March 30, 2006, we had revenues of $1.7 billion and a loss from continuing operations of $189.8 million. For the Successor period from inception on July 16, 2004 through March 31, 2005, we had revenues of $452.9 million and a loss from continuing operations of $44.7 million. For the Predecessor period from April 2, 2004 through December 23, 2004, we had revenues of $1.3 billion and a loss from continuing operations of $35.3 million.

        In the United States, we operate 314 theatres with 4,437 screens in 29 states and the District of Columbia. We have a significant presence in major urban "Designated Market Areas," or "DMAs" (television market areas as defined by Nielsen Media Research) and for the 52 weeks ended March 30,

2006, we had the number one or two market share in 22 of the top 25 DMAs, including the number one market share in New York City, Chicago, Dallas and Boston. As of March 30, 2006, we had an average of 14.3 screens per theatre, which we believe to be the highest among the major U.S. and Canada theatre exhibitors. Our U.S. and Canada theatre circuit represented 95% of our revenues for the 52 weeks ended March 30, 2006.

        The following table provides detail with respect to the geographic location of our U.S. and Canada theatre circuit as of March 30, 2006:

United States and Canada	Theatres(1)	Screens(1)
California	35	543
Texas	27	489
Florida	29	440
New York	28	286
New Jersey	23	284
Illinois	19	277
Michigan	13	214
Georgia	11	177
Arizona	9	169
Maryland	15	159
Pennsylvania	14	158
Washington	15	149
Massachusetts	11	141
Ohio	9	133
Virginia	9	131
Missouri	8	117
Minnesota	6	75
Colorado	4	72
Louisiana	5	68
North Carolina	3	60
Kansas	3	55
Oklahoma	2	44
Indiana	3	40
Connecticut	2	30
South Carolina	3	28
District of Columbia	4	27
Nebraska	1	24
Kentucky	1	20
Wisconsin	1	18
Utah	1	9

Total United States	314	4,437

Canada	7	160

Total United States and Canada	321	4,597

(1)
Included in the above table are six theatres and 70 screens that we manage or in which we have a partial interest. Excludes 10 theatres and 120 screens in the U.S. expected to be disposed of in connection with the approval of the Mergers.

        Our international circuit principally includes theatres in Mexico, South America and Spain. In Mexico, we own and operate theatres primarily located in the Mexico City Metropolitan Area, or MCMA, through Cinemex. We believe that we have the number one market share in the MCMA with an estimated 48% of MCMA box office revenues in 2005. We participate in 50% joint ventures in South America (Hoyts General Cinema South America, or HGCSA) and Spain (Yelmo Cineplex, S.L. or Yelmo). In addition, we currently have three wholly-owned theatres in Europe. Our wholly-owned international circuit represented 4% of our revenues for the 52 weeks ended March 30, 2006.

        Revenues from our international circuit historically have been sufficient to fund its ongoing operating costs, and the debt of our international subsidiaries and joint ventures is non-recourse to our domestic business. Although we do not consolidate our joint ventures, these ventures can be a source of cash for us.

For example, in July 2005, Loews received a distribution from its South Korea circuit, Megabox Cineplex, Inc., or Megabox, of approximately $11.9 million (12.3 billion South Korean won), net of local withholding taxes. In addition, in December 2005, Loews sold its 50% stake in Megabox, which sale generated approximately $78.4 million (79.5 billion South Korean won) in proceeds, net of local withholding taxes.

        The following table provides detail with respect to the geographic location of our international theatre circuit as of March 30, 2006:

International	Theatres(1)	Screens(1)
Mexico	42	467
Argentina(2)	10	95
Brazil(2)	1	15
Chile(2)	6	50
Uruguay(2)	1	8
China (Hong Kong)(3)	1	11
France	1	14
Spain(4)	28	318
United Kingdom	2	28

Total International	92	1,006

(1)
Included in the above table are 47 theatres and 497 screens that we manage or in which we have a partial interest. Excluded from the above table are 1 theatre and 20 screens in Portugal and 4 theatres with 86 screens in Spain that were disposed of on May 11, 2006.

(2)
Operated through HGCSA.

(3)
Although we sold our only theatre in Hong Kong on January 5, 2006, we maintain a partial interest represented by a license agreement with purchaser for continued use of our trademark.

(4)
Operated through Yelmo.

Our Competitive Strengths

        Key characteristics of our business that we believe make us a particularly effective competitor against other theatrical exhibition companies and position us well for future growth include:

  •
  our leading market position;

  •
  our modern theatre circuit;

  •
  our highly productive theatres;

  •
  our broad major market coverage with prime theatre locations;

  •
  our leading position in attractive international markets;

  •
  our strong free cash flow generation; and

  •
  our proven management team.

        Market Leader.    The Mergers combined two leading theatrical exhibition companies, each with a long history of operating in the industry. We are now one of the world's leading theatrical exhibition companies based on total revenues, enjoying geographic market diversification and leadership in major markets worldwide. As of March 30, 2006, after giving effect to the expected disposal of 10 theatres and 120 screens in the U.S. in connection with the approval of the Mergers and the disposition of 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, we owned, operated or held interests in a geographically diverse theatre circuit consisting of 413 theatres and 5,603 screens. We believe the scale of our operations provides a competitive advantage and allows us to achieve economies of scale.

        Modern Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe that the megaplex format provides the operator with enhanced revenue opportunities and better asset utilization while creating convenience for patrons by increasing film choice and the number of film starting times. We believe that our introduction of the megaplex in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. From April 1995 through March 30, 2006, AMC Entertainment and Loews built 191 theatres with 3,475 new screens, acquired 431 theatres with 3,007 screens and disposed of 666 theatres with 4,018 screens. As of March 30, 2006, 3,168 or approximately 69% of our screens in the United States and Canada were located in megaplex theatres. The average number of screens per theatre of AMC Entertainment in the United States and Canada increased from 11.2 at the end of 2001 to 14.3 as of March 30, 2006, which was well above the National Association of Theatre Owners ("NATO") average of 6.5 and indicative of the extent to which we have upgraded our theatre circuit.

        Highly Productive Theatres.    Our theatres are generally among the most productive in the markets in which they operate. As measured by Rentrak, we operated 25 of the top 50 theatres in the United States and Canada in terms of box office revenues for the 52 weeks ended March 30, 2006 on a pro forma basis. Our next closest competitor operated six of the top 50 theatres. In addition, for the 52 weeks ended March 30, 2006, on a pro forma basis, our theatre circuit in the United States and Canada produced box office revenues per screen at rates approximately 40% higher than the industry average, as measured by Rentrak.

        Broad Major Market Coverage in the United States with Prime Theatre Locations.    Our theatres are generally located in large, urban markets, giving us a breadth of market coverage that places us in most major markets in the United States. As of March 30, 2006, we operate in 92% of the Top 25 DMAs. Our theatres are usually located near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience.

        Leading Positions in International Markets.    We have a significant presence in our principal international markets. Cinemex has the number one market share in the MCMA with an estimated 48% of box office revenues in 2005. Our HGCSA joint venture is one of the leading exhibitors in Argentina and Chile, with leading market shares in Buenos Aires (Argentina) and Santiago (Chile). Our joint venture in Spain operates one of Spain's largest film exhibitors based on attendance, with theatres located in large urban markets, including Madrid and Barcelona. Our international circuit is comprised of modern theatres with an average of 10.9 screens per theatre. Our international markets tend to have a significantly higher population per screen and lower attendance frequency than the U.S. markets, and we believe that we are well-positioned to benefit from the potential growth in these markets.

        Strong Free Cash Flow Generation.    In future years, after anticipated cash obligations for interest, taxes and capital expenditures, we expect to generate enough free cash flow to repay debt and to invest in our business.

        Proven Management Team.    Our highly experienced senior management team has an average of 24 years of experience in the theatrical exhibition industry. Management has successfully integrated a number of acquisitions and has demonstrated the ability to successfully manage our business through all industry and economic cycles, including the years from 1999 to 2001 when all but one of our peer competitors declared bankruptcy.

Our Strategy

        Our strategic plan has three principal elements:

  •
  maximizing operating efficiencies by focusing on the fundamentals of our business;

  •
  optimizing our theatre portfolio through selective new builds, acquisitions and the disposition of underperforming theatres; and

  •
  enhancing and extending our business and brands and in doing so, growing our ancillary revenues.

        Maximizing Operating Efficiencies.    We believe the fundamentals of our business include maximizing revenues, managing our costs and improving our margins. For example, since fiscal 2001, AMC Entertainment has implemented key initiatives in each of these areas, which have resulted in the following:

  •
  theatre revenues per patron for AMC Entertainment have increased by a 5.6% compound annual growth rate, or CAGR, over the last five years, which resulted in a per patron increase of greater than $2.30 over this period; and

  •
  general and administrative expenses: other for AMC Entertainment declined from 5.1% of revenues in fiscal 1999 to 2.2% in fiscal 2006.

        Optimizing Our Theatre Portfolio.    Asset quality is a function of our selective new build, acquisition and theatre disposition strategies.

        As a recognized leader in the development and operation of megaplex theatres and based upon our financial resources, we believe that we will continue to have attractive new build opportunities presented to us by real estate developers and others. We intend to selectively pursue new build opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. As of March 30, 2006, we had 10 theatres with 138 screens under construction and scheduled to open in fiscal 2007 in the United States and Mexico.

        There are approximately 590 theatrical exhibitors in the United States and Canada, and the top five exhibitors account for approximately 52% of the industry's screens. This statistic is up from 34% in 1999 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating. AMC Entertainment and Loews each played a key role in this consolidation process from 2002 through 2004, with AMC Entertainment acquiring three domestic theatre operators with a total of 737 screens and Loews acquiring two domestic theatre operators with a total of 185 screens. We intend to continue to assess strategic acquisition opportunities as they present themselves.

        We believe that a major factor that further differentiates us from our competitors and has contributed to our overall theatre portfolio quality has been our proactive effort to close or dispose of older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first megaplex theatre opened, we have closed or disposed of 4,018 screens on a combined basis, 1,508 of which were owned by AMC Entertainment at the time of disposal, 2,390 of which were owned by Loews, 120 of which will be disposed of to comply with the U.S. Department of Justice and state attorney general requirements for approval of the Mergers. We have identified 34 multiplex theatres with 307 screens that we may close over the next one to three years due to the expiration of leases or early lease terminations. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases.

        The following table sets forth historical and pro forma information of AMC Entertainment and Loews, on a combined basis, concerning new builds (including expansions), acquisitions and dispositions (including disposals to comply with the U.S. Department of Justice and State Attorney General requirements for approval of the Mergers and our Portugal and Spain dispositions) and end of period theatres and screens through March 30, 2006:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres(1)
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	9	177	–	–	42	180	371	2,569
1997	20	368	–	–	30	133	361	2,804
1998	28	674	–	–	33	151	356	3,327
1999	33	547	314	1,736	73	278	630	5,332
2000	33	650	–	–	96	490	567	5,492
2001	16	262	–	–	144	837	439	4,917
2002	15	255	5	68	54	338	405	4,902
2003	7	123	109	1,155	106	829	415	5,351
2004	9	133	3	48	27	190	400	5,342
2005	7	89	–	–	16	102	391	5,329
2006	14	197	–	–	45	490	360	5,036

	191	3,475	431	3,007	666	4,018

(1)
Excludes 53 theatres and 567 screens that we manage or in which we have a partial interest. Excludes 1 theatre and 20 screens in Portugal and 4 theatres with 86 screens in Spain that were disposed of on May 11, 2006. Excludes 10 theatres and 120 screens in the U.S. expected to be disposed of in connection with the approval of the Mergers.

        Enhancing and Extending Our Business and Brands.    We believe there are opportunities to increase our core and ancillary revenues and build brand equity through enhancements of our business, new product offerings and strategic marketing initiatives. We have also explored numerous ways to grow our ancillary revenues, which are traditionally high growth, high margin prospects. For example:

  •
  AMC Entertainment was a founding member and currently owns approximately 29% of National CineMedia, LLC, a cinema screen advertising venture representing nearly 13,000 U.S. and Canadian theatre screens (of which 11,000 are equipped with digital projection capabilities) and reaching 525 million movie guests annually;

  •
  AMC Entertainment was a founding partner and currently owns approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 9,800 screens; AMC Entertainment owns approximately 9% of Fandango, an on-line movie ticketing company that Loews founded with several other exhibitors and which represents approximately 13,000 screens;

  •
  AMC Entertainment's MovieWatcher frequent moviegoer loyalty program has been the largest program in the industry with approximately 1.6 million active members; and

  •
  AMC Entertainment introduced the AMC Entertainment Card in October 2002, the first stored valued gift card sold circuit wide in the industry. AMC Entertainment currently sells the card through several marketing alliances at approximately 49,000 retail outlets throughout the United States and Canada.

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

        During the period from 1990 to 2005, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 535 in 2005, according to the Motion Picture Association 2005 MPA Market Statistics. U.S. and Canada film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of March 30, 2006, approximately 87% of our screens in the United States and Canada were located in non-competitive film zones.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing, Lions Gate Film, Focus, Twentieth Century Fox and Weinstein Company. Films licensed from these distributors accounted for approximately 88% of our U.S. and Canadian admissions revenues during fiscal 2006. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2006, no single distributor accounted for more than 5% of the motion pictures that we licensed or for more than 15% of our box office admissions.

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

Employees

        As of March 30, 2006, we employed approximately 1,400 full-time and 20,000 part-time employees. Fewer than 4% of our part-time employees were minors who were paid the minimum wage.

        Approximately 2.5% of our domestic employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory. Approximately 80% of our Mexican employees are represented by unions where we believe our relationships with these unions are satisfactory.

Theatrical Exhibition Industry and Competition

        Motion picture theatres are the primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the other parts of the product life cycle (i.e., DVD/videocassette, cable television and other ancillary markets).

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canada box office revenues increased by a 4.5% Compound Annual Growth Rate ("CAGR") over the last 20 years, driven by increases in both ticket prices and attendance. Ticket prices have grown steadily over the past 20 years, growing at a 3% CAGR. In calendar 2005, industry box office revenues were $9.0 billion, a decrease of 5.7% from the prior year, and attendance was 1.4 billion, a decrease of 8.7% from the prior year.

        The following table represents information about the exhibition industry obtained from NATO and the Motion Picture Association 2005 MPA Market Statistics.

Calendar Year	Box Office Revenues (In millions)	Attendance (In millions)	Average Ticket Price	Number of Theatres	Indoor Screens
2005	$8,991	1,403	$6.41	5,713	37,092
2004	9,539	1,536	6.21	5,629	36,012
2003	9,488	1,574	6.03	5,700	35,361
2002	9,520	1,639	5.80	5,712	35,170
2001	8,413	1,487	5.65	5,813	34,490
2000	7,661	1,421	5.39	6,550	35,567
1999	7,448	1,465	5.06	7,031	36,448
1998	6,949	1,481	4.69	6,894	33,418
1997	6,365	1,388	4.59	6,903	31,050
1996	5,911	1,339	4.42	7,215	28,905
1995	5,493	1,263	4.35	7,151	26,995

        In calendar 2005, box office revenues declined 5.7% as compared to the prior year, which in our view is principally the result of the popularity of film product. Historically, the industry has experienced swings in attendance from time to time. Since 1970, the industry in the United States and Canada has experienced seven distinct attendance cycles, with attendance downturns ranging from one to two years at an average decline of 8%. Most recently, attendance peaked at 1.639 billion in 2002, marking a 45-year high. However, attendance has since declined from 2003 through 2005. Ultimately, however, attendance has trended upward from 1970 to present, growing at a 1.2% CAGR.

        There are approximately 590 companies competing in the U.S. and Canada theatrical exhibition industry, approximately 350 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the NATO 2005-06 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 63% of the indoor screens in 2005. Since 1995, when megaplex theatres were introduced, U.S. and Canadian screen count has grown from 27,000 to approximately 37,000 at the end of 2005. According to NATO and the Motion Picture Association 2005 MPA Market Statistics, average screens per theatre have increased from 3.8 in 1995 to 6.5 in 2005, which we believe is indicative of the industry's development of megaplex theatres.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003 the court ruled against us in "line of sight" and "non-line of sight" aspects of this case. In 2003 the court entered a consent order and final judgment about the non-line of sight aspects of this case. On January 10, 2006, a federal judge in the United States District Court for the Central District of California ruled in favor of the Department of Justice with respect to a remedy in the line of sight aspects of this case. We have appealed this portion of the court's order. See Part 1, Item 3 "Legal Proceedings" of this Annual Report on Form 10-K.

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

        Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres, as well as wages and working conditions, citizenship, health and sanitation requirements and licensing. We believe our theatres are in material compliance with such requirements.

        Our theatres and other properties are subject to federal, state and local laws and regulations relating to environmental protection. Certain of these laws and regulations impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 16 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2006, revenues from our theatre operations outside the United States accounted for 8% of our total revenues. Our U.S. and Canada operations include megaplexes in Canada as well. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

  •
  Fluctuating currency values.  For information about our exposure to foreign currency exchange rates, see "Quantitative and Qualitative Disclosures About Market Risk" under Part II Item 7A. of this Annual Report on Form 10-K.

  •
  Consumer preferences; supply of local language films.  Consumers in certain international markets typically spend less time attending movies than consumers in the U.S. In addition, there is generally a smaller market for local language films, and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them on a positive cash flow basis.

  •
  Ability to obtain film product.  Because of vertically integrated competitors, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

        Additional risks associated with our foreign operations include:

  •
  unexpected changes in tariffs and other trade barriers;

  •
  changes in foreign government regulations;

  •
  inflation;

  •
  price, wage and exchange controls;

  •
  reduced protection for intellectual property rights in some countries;

  •
  licensing requirements;

  •
  potential adverse tax consequences; and

  •
  uncertain political and economic environments.

        There are also other risks that may limit or disrupt foreign motion picture exhibition and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Such differences in industry structure and regulatory and trade practices may adversely affect our ability to operate successfully in foreign markets.

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Resources—SEC Filings", free of charge, AMCE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

The integration of our operations after the Mergers may not benefit the combined business and may lead to higher operating costs.

        We have recently begun to integrate Loews' operations with our existing operations. Successful integration of the two companies will depend upon our management's ability to manage the combined operations effectively and to benefit from cost savings and operating efficiencies through, for example, the reduction of overhead and theatre-level costs.

        Other risks that may result from the Mergers include:

  •
  the difficulty of integrating the operations and personnel of AMC Entertainment and Loews;

  •
  the potential disruption of both companies' business;

  •
  the diversion of management's attention and other resources;

  •
  the process of integrating may be more complex and require a longer time frame to achieve a successful integration;

  •
  the possible inability of the companies to maintain uniform standards, controls, procedures and policies; and

  •
  the possibility that the combined liabilities of AMC Entertainment and Loews may prove to be more burdensome than anticipated.

Acquiring or expanding existing circuits and theatres may require additional financing, and we cannot be certain that we will be able to obtain new financing on favorable terms, or at all.

        We estimate that, on a pro forma basis, our net capital expenditures aggregated to approximately $151.0 million (net of proceeds from proposed sale/leaseback transactions of approximately $35 million) in fiscal 2006 and will aggregate to approximately $140.0 million in fiscal 2007. Actual capital expenditures in fiscal 2007 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We face significant competition when trying to acquire theatres, and we may not be able to acquire theatres on terms favorable to us.

        We anticipate significant competition from other exhibition companies and financial buyers when trying to acquire theatres, and there can be no assurance that we will be able to acquire such theatres at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. In addition, given our size and market share after the Mergers, as well as our recent experiences in connection with the Mergers and prior acquisitions, we may be required to dispose of theatres in connection with future acquisitions that we make. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

We may not generate sufficient cash flow from our theatre acquisitions to service our indebtedness.

        In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

  •
  the difficulty of assimilating and integrating the acquired operations and personnel into our current business;

  •
  the potential disruption of our ongoing business;

  •
  the diversion of management's attention and other resources;

  •
  the possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering markets in which we have little or no experience;

  •
  the potential impairment of relationships with employees;

  •
  the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

  •
  the possibility that the acquired theatres do not perform as expected.

Optimizing our theatre circuit through new construction is subject to delay and unanticipated costs.

        The availability of attractive site locations is subject to various factors that are beyond our control. These factors include:

  •
  local conditions, such as scarcity of space or increase in demand for real estate, demographic changes and changes in zoning and tax laws; and

  •
  competition for site locations from both theatre companies and other businesses.

        In addition, we typically require 18 to 24 months in the United States and Canada, and at least 32 months elsewhere, from the time we identify a site to the opening of the theatre. We may also experience cost overruns from delays or other unanticipated costs. Furthermore, these new sites may not perform to our expectations.

We have had significant financial losses in recent years.

        AMC Entertainment has reported net losses in each of the last nine fiscal years. AMC Entertainment's cumulative net losses for the period were approximately $508.0 million. In addition, Loews' subsidiary, Loews Cineplex Theatres, Inc., emerged from bankruptcy in March 2002 after filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in February 2001. On a pro forma basis, our loss from continuing operations for the 52 weeks ended March 30, 2006 was $218.4 million. If we continue to experience such losses, we may be unable to meet our payment obligations while attempting to expand our circuit and withstand competitive pressures or adverse economic conditions.

We may suffer future impairment losses and lease termination charges.

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. AMC Entertainment's impairment losses from continuing operations over this period aggregated to $188.1 million. Loews' impairment losses aggregated $4 million in the period since it has emerged from bankruptcy. Beginning fiscal 1999 through March 30, 2006, AMC Entertainment also incurred lease termination charges aggregating $67.9 million. Historically, Loews has not incurred lease termination charges on its theatres that were diposed of or closed. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres.

Our international and Canadian operations are subject to fluctuating currency values.

        We own, operate or have interests in megaplexes in Canada, Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. Because the results of operations and the financial position of Cinemex and our other foreign operations, including our foreign joint ventures, are reported in their respective local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and those local currencies. During the 52 weeks ended March 30, 2006, revenues from our theatre operations outside the United States accounted for 8% of our total revenues. As a result of our international operations, we have risks from fluctuating currency values. As of March 30, 2006, a 10% fluctuation in the value of the United States dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $2.0 million and $42.7 million, respectively. We do not currently hedge against foreign currency exchange rate risk.

Attendance levels at our international theatres depend on the market for local language films, and we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

        Consumers in international markets may be less inclined to spend their leisure time attending movies than consumers in the United States and Canada. The fact that a movie produced in the United States and targeted at U.S. audiences is successful in the United States does not necessarily mean that it will be successful internationally. In addition, there is generally a smaller market for local language films, and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them on a positive cash flow basis. In addition, because of existing relationships between distributors and other theatre owners, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets. As a result of these factors, attendance at some of our international theatres may not be sufficient to permit us to operate them profitably.

Our international theatres are subject to local industry structure and regulatory and trade practices, which may adversely affect our ability to operate at a profit.

        Risks unique to local markets include:

  •
  unexpected changes in tariffs and other trade barriers;

  •
  changes in foreign government regulations;

  •
  inflation;

  •
  price, wage and exchange controls;

  •
  reduced protection for intellectual property rights in some countries;

  •
  licensing requirements;

  •
  potential adverse tax consequences; and

  •
  uncertain political and economic environments.

        Such risks may limit or disrupt motion picture exhibition and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation and may adversely affect our ability to expand internationally.

We must comply with the ADA, which could entail significant cost.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990, or ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. See Part 1, Item 3 "Legal Proceedings" of this Annual Report on Form 10-K.

We will not be required to evaluate our internal controls over financial reporting under the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 until our fiscal year ending in March 2008.

        Currently we are not subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our fiscal year ending in March 2008. Section 404 requires management of a reporting company to annually review, assess and disclose the effectiveness of a company's internal controls over financial reporting and to provide an attestation by an independent public accounting firm, which addresses such assessments. We will not be subject to the formal requirements of Section 404 until our fiscal year ending in March 2008. We would undertake to notify investors of any changes to our internals controls, including any identification of a material weakness in those internal controls.

We are party to significant litigation.

        We are subject to a number of legal proceedings and claims that arise in the ordinary course of our business. We cannot assure our noteholders that we will succeed in defending any claims, that judgments will not be entered against us with respect to any litigation or that reserves we may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against us is successful, we may be subject to significant damages awards. In addition, we are the plaintiff in a number of material lawsuits in which we seek the recovery of substantial payments. We are incurring significant legal fees in prosecuting these lawsuits, and we may not ultimately prevail in such lawsuits or be able to collect on such judgments if we do. In addition, the defense and prosecution of these claims divert the attention of our management and other personnel for significant periods of time. For a description of our legal proceedings, see "Legal Proceedings" under Part I Item 3. of this Annual Report on Form 10-K.

We may be subject to liability under environmental laws and regulations.

        We own and operate facilities throughout the United States and in several foreign countries and are subject to the environmental laws and regulations of those jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we own or lease, or at which we have been alleged to have disposed of hazardous materials from one of our facilities. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

Our loss of key management personnel or our inability to hire and retain skilled employees at our theatres could adversely affect our business.

        Our success is dependent in part on the efforts of key members of our management team. The loss of their services could materially adversely affect our business, financial condition, results of operations or prospects. We do not currently maintain key person life insurance on any of our key management. In addition, competition for skilled professionals is intense. The loss of any of these professionals or the inability to recruit these individuals in our markets could adversely affect our ability to operate our business efficiently and profitably and could harm our ability to maintain our desired levels of service.

We may suffer material losses or damages, or be required to make material payments on existing lease and other guaranty obligations, concerning entities, businesses and assets Loews no longer owns as a result of the Loews Transactions, and we may not be able to collect on indemnities from the purchaser of our Canadian and German film exhibition operations in order to satisfy these losses, damages or payments.

        We may suffer losses or damages as a result of claims asserted by third parties relating to the Canadian and German entities which Loews no longer owns as a result of the Loews Transactions. While we cannot predict at this time what claims third parties may potentially assert against us, or the frequency or magnitude of such claims, such claims may include matters related to Loews' former ownership and operation of the Canadian and German entities and their respective businesses or assets (including matters related to the initial public offering of the Cineplex Galaxy Income Fund in Canada). In addition, Loews has guaranteed certain real property leases for theatres located in Canada and in Germany which Loews no longer owns following the Loews Transactions. The Canadian leases are long-term leases and contain options for additional terms which, if exercised, could extend the leases for substantial additional periods.

        Under a purchase agreement for the Canadian transfer, Loews' former investors have indemnified Loews for certain potential liabilities in connection with the sale of its Canadian and German entities, which indemnity is guaranteed by Cineplex Odeon Corporation, or COC, which was Loews' wholly-owned Canadian subsidiary, prior to its sale. It also contains provisions intended to restrict the activities of the purchaser of Canadian operations and COC and to cause the indemnifying party and COC collectively to hold a specified amount of assets. However, there can be no assurance that the assets available to satisfy these obligations will be sufficient. Moreover, the value of the assets required to be so held will be reduced significantly as of December 14, 2006. Accordingly, we may suffer damages or losses, or be required to make payments on outstanding guaranties, for which we may not be made whole under the indemnity. Such damages or losses, or required payments, may have a material adverse effect on our business, assets and results of operations.

        We anticipate that we will remain secondarily obligated for lease payments in the event the acquiring entity does not perform under its obligations for certain theaters we are divesting of in conjunction with the Merger.

We may not be able to generate additional ancillary revenues.

        We intend to continue to pursue ancillary revenue opportunities such as advertising, promotions and alternative uses of our theatres during non-peak hours. Our ability to achieve our business objectives may depend in part on our success in increasing these revenue streams. Some of our domestic competitors have stated that they intend to make significant capital investments in digital advertising delivery, and the success of this delivery system could make it more difficult for us to compete for advertising revenue. In addition, in March 2005, we contributed our cinema screen advertising business to NCM, in which we currently hold a 29% interest. As such, although we currently retain three board seats in NCM, we do not control this business, and therefore do not control our revenues attributable to cinema screen advertising. We cannot assure our noteholders that we will be able to effectively generate additional ancillary revenue and our inability to do so could have an adverse effect on our business and results of operations.

We are controlled by the Sponsors, whose interests may not be aligned with our noteholders.

        The Sponsors have the power to control our affairs and policies and will control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors elected by the Sponsors will have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of the Sponsors could conflict with our noteholders' interests in material respects. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. In addition, because the taking of certain significant actions requires a majority vote of our Sponsors, a deadlock (i.e., equal votes for and against a matter) may occur. A deadlock would only occur if the former sponsors of AMC Entertainment, JPMP and Apollo, were to vote differently than both Bain Capital Partners and The Carlyle Group. If a deadlock occurs, the matter will be deemed not to have been approved, subject to applicable law, which may be harmful to us and conflict with our noteholders' interests. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Industry

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

        We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. Our business may be adversely affected if our access to motion pictures is limited or delayed because of a deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

We are subject, at times, to intense competition.

        Our theatres are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Competition among theatre exhibition companies is often intense with respect to the following factors:

  •
  Attracting patrons.  The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Many of our competitors have sought to increase the number of screens that they operate. Competitors have built or may be planning to build theatres in certain areas where we operate, which could result in excess capacity and increased competition for patrons.

  •
  Licensing motion pictures.  We believe that the principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor's theatres.

  •
  Low barriers to entry.  We must compete with exhibitors and others in our efforts to locate and acquire attractive sites for our theatres. In areas where real estate is readily available, there are few barriers to entry that prevent a competing exhibitor from opening a theatre near one of our theatres.

        The theatrical exhibition industry also faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay per view and home video systems and from other forms of in-home entertainment.

An industry-wide oversupply of screens has affected and may continue to affect the performance of some of our theatres.

        In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there is an oversupply of screens in the U.S. and Canadian exhibition industry. This has affected and may continue to affect the performance of some of our theatres.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

        We compete with other movie delivery methods, including network, cable and satellite television, DVDs and video cassettes, as well as video-on-demand, pay-per-view services and downloads via the Internet. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 27% of AMC Entertainment's revenues in fiscal 2006, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Industry-wide conversion to electronic-based media may increase our costs.

        The industry is in the early stages of conversion from film-based media to electronic-based media. There are a variety of constituencies associated with this anticipated change that may significantly impact industry participants, including content providers, distributors, equipment providers and venue operators. While content providers and distributors have indicated they would bear the costs of this change, there can be no assurance that we will have access to adequate capital to finance the conversion costs associated with this potential change should the conversion process rapidly accelerate or the content providers and distributors elect to not bear the related costs. Furthermore, it is impossible to accurately predict how the roles and allocation of costs between various industry participants will change if the industry changes from physical media to electronic media.

Risks Related to our Debt

Our substantial debt could adversely affect our operations and prevent us from satisfying our obligations under our notes.

        We have a significant amount of debt. As of March 30, 2006, we had outstanding $205.1 million of indebtedness related to our 12.0% Senior Discount Notes due 2014 ("Discount Notes due 2014"). Our subsidiaries (including AMC Entertainment) had $3,159.1 million of indebtedness and other liabilities to which our notes are effectively subordinated. In addition, as of March 30, 2006 AMC Entertainment had $175.9 million committed for borrowing as additional senior debt under its new senior secured credit facility, that would be effectively senior to our Discount Notes due 2014. As of March 30, 2006, AMC Entertainment and its subsidiaries had approximately $5.4 billion of undiscounted rental payments under operating leases (with initial base terms of between 15 and 20 years).

        The amount of our indebtedness and lease and other financial obligations could have important consequences to us. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment of lease rentals and principal and interest on our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

  •
  limit our planning flexibility for, or ability to react to, changes in our business and the industry; and

  •
  place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

        If we fail to make any required payment under our senior secured credit facility or to comply with any of the financial and operating covenants, we would be in default. Lenders under our senior secured credit facility could then vote to accelerate the maturity of the indebtedness under the senior secured credit facility and foreclose upon the stock and personal property of our subsidiaries that is pledged to secure the senior secured credit facility. Other creditors might then accelerate other indebtedness. If the lenders under the senior secured credit facility accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the senior secured credit facility or our other indebtedness, including our notes.

        Our indebtedness under our senior secured credit facility and our senior floating rate notes due 2010 bears interest at rates that fluctuate with changes in certain prevailing interest rates (although, subject to certain conditions, such rates may be fixed for certain periods). If interest rates increase, we may be unable to meet our debt service obligations under our senior secured credit facility, our senior floating rate notes due 2010 and other indebtedness.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.

        Our ability to make payments on and refinance our debt, including our notes, and other financial obligations, and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, our notes require us to repay or refinance those notes when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure our noteholders that we will be able to refinance any of our indebtedness, including our new senior secured credit facility, sell any such assets or obtain additional financing on commercially reasonable terms or at all.

Holdings is a holding company with no operations of its own. The senior discount notes due 2014 ("Discount Notes due 2014") are not obligations of Holdings' subsidiaries and our noteholders' rights to receive payments on the notes is effectively subordinated to the claims of the creditors of Holdings' subsidiaries.

        Holdings is a holding company with no operations of its own. Consequently, Holdings' ability to service its debt, including the Discount Notes due 2014, and pay dividends is dependent upon the earnings from the businesses conducted by its subsidiaries, including AMC Entertainment. The distribution of those earnings, or advances or other distribution of funds by these subsidiaries to Holdings, all of which are subject to statutory or contractual restrictions, are contingent upon such subsidiaries' earnings and are subject to various business considerations.

        Holdings' subsidiaries (including AMC Entertainment) are separate and distinct legal entities and have no obligation to pay any amounts due on the Discount Notes due 2014 or to provide Holdings with funds for its payment obligations, whether by dividends, distributions, loans or other payments. Holdings' right to receive any assets of any of its subsidiaries upon a subsidiary's foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, and therefore the right of the holders of the Discount Notes due 2014 to receive a share of those assets, are effectively subordinated to the claims of that subsidiary's creditors, including holders of AMC Entertainment's Senior Floating Rate Notes due 2010 and Senior Notes due 2012 ("Existing Senior Notes") and Senior Subordinated Notes due 2011, 2012, 2014 and 2016 ("Existing Subordinated Notes"), the lenders under AMC Entertainment's new senior secured credit facility and bank and trade creditors. Holdings' guarantee of AMC Entertainment's obligations under the new senior secured credit facility is secured by a pledge by Holdings of the stock of

AMC Entertainment and, therefore, the Discount Notes due 2014 are effectively subordinated to Holdings' obligations under the new senior secured credit facility.

        Certain of Holdings' domestic subsidiaries guarantee AMC Entertainment's obligations under the new senior secured credit facility, the Existing Senior Notes and the Existing Subordinated Notes. However, Holdings' subsidiaries (including AMCE) are not obligors or guarantors of the Discount Notes due 2014. Therefore, the claims of creditors of such subsidiaries, including claims of lenders under the new senior secured credit facility and holders of the Existing Senior Notes and the Existing Subordinated Notes, the claims of trade creditors and claims of preferred stockholders (if any) of such subsidiaries generally will have priority with respect to the assets and earnings of such subsidiaries over the claims of the holders of the Discount Notes due 2014. The Discount Notes due 2014, therefore, are structurally subordinated to creditors (including trade creditors) and preferred stockholders (if any) of Holdings' subsidiaries. As of March 30, 2006, these notes are effectively subordinated to $3,159.1 million of indebtedness and other liabilities (including trade payables) of our subsidiaries. Accordingly, there can be no assurance that, in the event of Holdings' bankruptcy, after providing for claims of creditors and preferred stockholders (if any) of Holdings' subsidiaries, there would be sufficient assets available to pay amounts due to our noteholders.

Despite our indebtedness levels, Holdings' subsidiaries may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.

        The terms of the indenture governing the Discount Notes due 2014 do not prohibit our subsidiaries from incurring additional indebtedness. If Holdings and its subsidiaries are in compliance with the financial covenants set forth in the new senior secured credit facility and the indentures governing the notes, the Existing Senior Notes and the Existing Subordinated Notes, Holdings' subsidiaries may be able to incur substantial additional indebtedness. If any of Holdings' subsidiaries incurs additional indebtedness, the related risks that Holdings faces may intensify.

The indentures governing our notes and those of our subsidiaries contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us that may arise.

        The indentures governing our notes and those of our subsidiaries contain various covenants that limit our ability to, among other things:

  •
  incur additional indebtedness;

  •
  make restricted payments;

  •
  incur liens;

  •
  engage in transactions with affiliates; and

  •
  enter into business combinations.

        These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

        Although the indentures for our notes and those of our subsidiaries contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of capital or finance lease obligations or liabilities that are not considered "Indebtedness" under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as "unrestricted subsidiaries", which are subsidiaries that we designate, which are not subject to the restrictive covenants contained in the indentures governing our notes and those of our subsidiaries. Furthermore, there are no restrictions in the indentures on our ability to invest in other entities (including unaffiliated entities) and no restrictions on the ability of our subsidiaries to enter into agreements restricting their ability to pay dividends or otherwise transfer funds to us. Also, although the indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

We must offer to repurchase our notes upon a change of control, which could also result in an event of default under our senior secured credit facility.

        The indentures governing our notes require that, upon the occurrence of a "change of control," as such term is defined in the relevant indenture, we must make an offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

        Certain events involving a change of control will result in an event of default under our senior secured credit facility and may result in an event of default under other indebtedness that we may incur in the future. An event of default under our senior secured credit facility or other indebtedness could result in an acceleration of such indebtedness. We cannot assure our noteholders that we would have sufficient resources to repurchase any of the notes or pay our obligations if the indebtedness under our senior secured credit facility or other indebtedness were accelerated upon the occurrence of a change of control. The acceleration of indebtedness and our inability to repurchase all the tendered notes would constitute events of default under the indentures governing the notes. No assurance can be given that the terms of any future indebtedness will not contain cross default provisions based upon a change of control or other defaults under such debt instruments.

Item 1B. Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures, as of March 30, 2006:

Property Holding Classification	Theatres	Screens
Owned	13	127
Leased pursuant to ground leases	9	101
Leased pursuant to building leases	297	4,353
Build to suit and ground leases (Cinemex)	41	455

Total	360	5,036

        Our theatre leases generally have initial terms ranging from 15 to 20 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

        We lease our corporate headquarters in Kansas City, Missouri.

        The majority of the concessions, projection, seating and other equipment required for each of our theatres is owned.

Item 3. Legal Proceedings.

        Jose Vargas and Maria Victoria Vargas v. R.K. Butler and EPT DOWNREIT II and American Multi-Cinema, Inc. d/b/a AMC Theatres Studio 30 and Houston Police Department (No. 2003-61045 filed in the District Court of Harris County, Texas). On November 3, 2003, Jose Vargas and Maria Victoria Vargas as beneficiaries of Jose Vargas, Jr. filed a wrongful death action seeking damages related to the death of their minor son. The case arises from a shooting death that occurred approximately one and a half blocks away from the premises of the AMC Studio 30 in Houston, Texas on October 31, 2003. The Vargas youth was shot by a Houston Police officer who was working as an off-duty security officer at the AMC Studio 30. The Vargas youth had been driving around the AMC parking lot with friends in an automobile prior to the shooting. The plaintiffs are seeking unspecified damages on a variety of legal theories. Liability arising from this incident is an insured risk subject to our regular retention.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMC Entertainment's stadium-style theatres violate the ADA and related regulations. The Department alleged that AMC Entertainment had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of AMC Entertainment's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.

        On January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy in the line of sight aspects of this case. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies, which covers the remaining line of sight issues at the majority of AMC Entertainment's existing and all of its future construction stadium-style theatres nationwide, as well as other related forms of relief sought by the United States in this action.

        AMC Entertainment estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMC Entertainment has appealed the court's order.

        AMC Entertainment previously recorded a liability related to estimated losses for the Department of Justice line of sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and had estimated the range of loss to be between $179,350 and $273,938. As a result of the new order the loss is estimated to be between $349,350 and $443,938. Accordingly, AMC Entertainment has increased the related liability to $349,350.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that AMC Entertainment has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.

        On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMC Entertainment agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. Currently AMC Entertainment estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC Entertainment estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of 2.7 years. Through March 30, 2006 AMC Entertainment has incurred approximately $7.1 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMC Entertainment is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMC Entertainment currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through March 30, 2006. The remainder is for projected costs of repairs yet to be performed. AMC Entertainment also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        AMC Entertainment has received settlement payments from various parties in connection with this matter of $935,000, $2,610,000 and $925,000 during fiscal 2006, 2005 and 2004, respectively. AMC Entertainment received additional settlement payments of $1,350,000 from various parties in connection with this matter subsequent to March 30, 2006 and has entered into settlement agreements with various parties providing for additional settlement payments to AMC Entertainment aggregating $3,850,000. Gain contingencies are recognized upon receipt.

        Metreon Arbitration.    In May 1997, Loews entered into a 21-year lease with Metreon, Inc. ("Metreon") to operate a megaplex theatre in an entertainment/retail center developed by Metreon in San Francisco. Since that theatre opened in June 1999, Loews has had a dispute with Metreon with respect to (1) construction costs that Metreon claims are the Loews' responsibility under the lease and (2) the percentage of the center occupied by the theatre and the nature, magnitude and allocation of the costs that Metreon is seeking to include as operating expenses under the lease. The amount of operating expenses claimed by Metreon to be allocable to this theatre is based upon the landlord's assertion that Loews occupies at least 48.5% of the center. Loews asserted that it occupied substantially less of the center and that various expenses included in operating expenses charged to Loews were improper. Loews arbitrated this dispute in June 2003 and prevailed but the award was later vacated by the California Court of Appeals. Westfield Group purchased the property in April 2006 and renewed settlement discussions with AMC Entertainment.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Merger was approved by a vote of security holders during the thirteen weeks ended March 30, 2006.

        In connection with the Merger, each of Stephan Oppenheimer and Marc J. Rowan voluntarily resigned from the Boards of Directors of AMC Entertainment and Holdings on January 26, 2006. Immediately following such resignations, four new directors were elected to Holdings' and AMC Entertainments' respective Boards of Directors: John Connaughton, Managing Director of Bain Capital, LLC; Michael Connelly, Managing Director of The Carlyle Group; Benjamin Coughlin, Managing Director of Spectrum Equity Investors; and Travis Reid, former President, Chief Executive Officer and director of Loews. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of Holdings and AMC Entertainment; Michael R. Hannon; Stephen P. Murray; Stan Parker; and Aaron J. Stone will remain on the respective Boards of Directors of Holdings and AMC Entertainment.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Class A-1, Class A-2, Class N, Class L-1 and Class L-2 Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 26, 2006, the number of stockholders of record of our Common Stock were as follows:

Class A Common Stock	32
Class A-1 Common Stock	32
Class N Common Stock	8
Class L-1 Common Stock	7
Class L-2 Common Stock	7

        We have not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will also depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board.

        Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share ("Class L-1 Common Stock"), 256,085.61252 voting shares of Class L-2 Common Stock, par value $0.01 per share ("Class L-2 Common Stock" and, together with the Class L-1 Common Stock, the "Class L Common Stock"), 382,475 voting shares of Class A-1 Common Stock, par value $0.01 per share (the "Class A-1 Common Stock"), 382,475 voting shares of Class A-2 Common Stock, par value $0.01 per share (the "Class A-2 Common Stock" and, together with the Class A-1 Common Stock, the "Class A Common Stock"), and 5,128.77496 nonvoting shares of Class N Common Stock, par value $0.01 per share (the Class N Common Stock"), such that (i) the former non-management stockholders of LCE Holdings, including the Bain Investors, the Carlyle Investors and the Spectrum Investors (collectively, the "Former LCE Sponsors"), hold all of the outstanding shares of Class L Common Stock, (ii) the pre-existing non-management stockholders of Holdings, including the JPMP Investors and the Apollo Investors (collectively, the "Pre-Existing Holdings Sponsors" and, the Pre-Existing Holdings Sponsors together with the Former LCE Sponsors, the "Sponsors") and other co-investors (the "Coinvestors"), hold all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the "Management Stockholders" and, together with the Sponsors and Coinvestors, the "Stockholders") hold all of the non-voting Class N Common Stock.

        The Class L Common Stock, Class A Common Stock and Class N Common Stock will automatically convert on a one-for-one basis into shares of residual voting common stock, par value $0.01 per share, upon (i) written consent of each of the Sponsors or (ii) the completion of an initial public offering of capital stock of Holdings or AMCE (an "IPO").

        The issuance of the equity securities was exempt from registration under the Securities Act of 1933 and the rules promulgated thereunder (the "Securities Act") in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

        The fair value of the shares issued by Holdings for LCE Holdings in connections with the Merger was estimated to be $540,671,000.

Issuer Purchase of Equity Securities

        There were no repurchases of Common Stock during the thirteen weeks ended March 30, 2006.

Item 6. Selected Financial Data.

	Years Ended(1)(3)(7)
(In thousands, except operating data)	52 Weeks Ended March 30, 2006(4)(5)	From Inception July 16, 2004 through March 31, 2005(4)(8)	April 2, 2004 through December 23, 2004(4)(8)	52 Weeks Ended April 1, 2004(4)	53 Weeks Ended April 3, 2003(4)	52 Weeks Ended March 28, 2002
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues
Admissions	$1,169,226	$306,942	$872,199	$1,171,180	$1,171,021	$853,791
Concessions	466,679	120,566	337,603	447,244	458,877	348,438
Other revenue	94,545	25,392	84,166	104,015	103,701	81,334

Total revenues	1,730,450	452,900	1,293,968	1,722,439	1,733,599	1,283,563

Costs and Expenses
Film exhibition costs	610,600	157,339	465,086	621,848	637,606	460,424
Concession costs	52,584	13,348	39,725	49,212	51,976	39,462
Operating expense	462,185	119,070	333,279	454,190	480,749	364,487
Rent	341,301	83,904	232,208	298,945	286,107	220,240
General and administrative:
Merger and acquisition costs	12,523	22,286	42,732	5,508	1,128	–
Management fee	2,000	500	–	–	–	–
Other(9)	38,308	14,731	33,908	56,500	66,215	36,335
Preopening expense	6,607	39	1,292	3,858	3,227	4,363
Theatre and other closure expense	601	1,267	10,758	4,068	5,416	2,124
Restructuring charge(10)	3,980	4,926	–	–	–	–
Depreciation and amortization	168,821	45,263	90,259	120,867	123,808	95,725
Impairment of long-lived assets	11,974	–	–	16,272	14,564	–
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)	(1,385)	(1,821)

Total costs and expenses	1,710,487	462,371	1,246,532	1,628,678	1,669,411	1,221,339

Other expense (income)(6)	(11,712)	(6,778)	–	13,947	–	3,754
Interest expense
Corporate borrowings	139,042	52,502	66,851	66,963	65,585	48,015
Capital and financing lease obligations	5,946	2,047	7,408	10,754	12,215	12,745
Investment (income) expense	4,393	(3,351)	(6,476)	(2,861)	(3,502)	(2,073)

Earnings (loss) from continuing operations before income taxes	(117,706)	(53,891)	(20,347)	4,958	(10,110)	(217)
Income tax provision (benefit)	72,100	(9,200)	15,000	11,000	10,000	2,700

Loss from continuing operations	(189,806)	(44,691)	(35,347)	(6,042)	(20,110)	(2,917)
Loss from discontinued operations, net of income tax benefit(2)	(22,409)	301	(531)	(4,672)	(9,436)	(7,461)

Net loss	$(212,215)	$(44,390)	$(35,878)	$(10,714)	$(29,546)	$(10,378)

Preferred dividends	–	–	104,300	40,277	27,165	29,421

Net loss for shares of common stock	$(212,215)	$(44,390)	$(140,178)	$(50,991)	$(56,711)	$(39,799)

	Years Ended(1)(3)(7)
(In thousands, except operating data)	52 Weeks Ended March 30, 2006(4)(5)	From Inception July 16, 2004 through March 31, 2005(4)(8)	April 2, 2004 through December 23, 2004(4)(8)	52 Weeks Ended April 1, 2004(4)	53 Weeks Ended April 3, 2003(4)	52 Weeks Ended March 28, 2002
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$232,366	$72,945		$333,248	$244,412	$219,432
Corporate borrowings	2,455,686	1,344,531		686,431	668,661	596,540
Other long-term liabilities	419,474	354,240		182,467	177,555	120,770
Capital and financing lease obligations	68,130	65,470		61,281	59,101	57,056
Stockholders' equity (deficit)	1,040,503	722,038		280,604	279,719	255,415
Total assets	4,407,351	2,797,511		1,506,534	1,480,698	1,276,970
Cash Flow Data:
Net cash provided by (used in) operating activities	$25,694	$(45,364)	$145,364	$163,939	$136,072	$97,685
Net cash provided by (used in) investing activities	107,538	(1,260,301)	(692,395)	(69,378)	(137,201)	(144,510)
Net cash provided by (used in) financing activities	21,434	1,376,763	611,034	(5,274)	26,112	232,285
Other Data:
Capital expenditures	$(117,668)	$(18,622)	$(66,155)	$(95,011)	$(100,932)	$(82,762)
Proceeds from sale/leasebacks	35,010	50,910	–	63,911	43,665	7,486
Operating Data (at period end):
Screen additions	137	–	44	114	95	146
Screen acquisitions	2,117	3,728	–	48	809	68
Screen dispositions	150	14	28	142	111	86
Average screens(11)	3,767	3,461	3,456	3,415	3,419	2,707
Number of screens operated	5,829	3,714	3,728	3,712	3,692	2,899
Number of theatres operated	428	247	249	250	257	181
Screens per theatre	13.6	15.0	15.0	14.8	14.4	16.0
Attendance (in thousands)(11)	171,421	45,953	131,026	182,467	193,194	153,749

(1)
There were no cash dividends declared on common stock during the last five fiscal years.

(2)
Fiscal 2004, 2003, and 2002 include losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2005, 2004, 2003 and 2002 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006. During fiscal 2006 the Successor includes a loss from discontinued operations of $22,395 (net of income tax provision of $20,100). During fiscal 2005 the Successor includes earnings from discontinued operations of $301 (net of income tax benefit of $0) and the Predecessor includes a loss from discontinued operations of $531 (net of income tax benefit of $0). Fiscal 2004 includes a $4,672 loss from discontinued operations (net of income tax benefit of $2,600), fiscal 2003 includes a $9,436 loss from discontinued operations including a charge for impairment of long-lived assets of $4,999 (net of income tax benefit of $700), and fiscal 2002 includes a $7,461 loss from discontinued operations including a charge for impairment of long-lived assets of $4,668 (net of income tax benefit of $3,600).

(3)
Fiscal 2003 includes 53 weeks. All other years have 52 weeks.

(4)
We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002, which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the Successor periods ended March 30, 2006 and March 31, 2005 and Predecessor periods ended December 23, 2004 and April 1, 2004 are not comparable to our results for the prior fiscal year.

(5)
We acquired Loews Cineplex Entertainment Corporation on January 26, 2006, which significantly increased our size. In the Loews acquisition we acquired 112 theatres with 1,308 screens throughout the United States that we consolidate and 40 theatres with 443 screens in Mexico that we consolidate. Accordingly, results of operations for the Successor period ended March 30, 2006 are not comparable to our results for the prior fiscal years.

(6)
During fiscal 2006, other expense (income) is composed of $8,699 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $3,032 for property losses related to Hurricane Katrina, net of disposition losses of $346, $1,968 of business interruption insurance recoveries related to Hurricane Katrina, the write-off of deferred financing cost of $1,097 related to our senior secured credit facility in connection with our issuance of the new senior secured credit facility and $2,438 of fees related to an unused bridge facility in connection with the Mergers and related financing transactions and $1,894 of income related to the remeasurement of liability-classified shares of common stock. During fiscal 2005, other expense (income) is composed of $6,745 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote and $33 of gain recognized on the redemption of $1,663 of our Senior Subordinated Notes due 2011. During fiscal 2004, other expense (income) is composed of losses recognized on the redemption of $200,000 of our Senior Subordinated Notes due 2009 and $83,400 of our Senior Subordinated Notes due 2011. During fiscal 2002, other expense (income) is comprised of transaction expenses incurred in connection with the issuance of Preferred Stock.

(7)
As a result of the merger with Marquee, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMC Entertainment, as of December 23, 2004. Because of the application of purchase accounting, Successor and Predecessor periods are not prepared on comparable bases of accounting.

(8)
In connection with the merger with Marquee, Marquee was formed on July 16, 2004, and issued debt and held the related proceeds from issuance of debt in escrow until consummation of the merger. The Predecessor consolidated this merger entity in accordance with FIN 46(R). As a result, both the Predecessor and Successor have recorded interest expense of $12,811, interest income of $2,225 and income tax benefit of $4,500 related to Marquee.

(9)
Includes stock-based compensation of $1,319 for the 52 week periods ended March 30, 2006 (Successor), and includes stock based compensation of $1,201, $0, $8,727, $2,011 and $442 during fiscal 2005 Successor, fiscal 2005 Predecessor, fiscal 2004, 2003 and 2002, respectively.

(10)
Restructuring charges related to one-time termination benefits and other cost related to the displacement of approximately 200 associates in connection with an organizational restructuring, which was completed to create a simplified organizational structure, and contribution of assets by NCN to NCM. This organizational restructuring was substantially completed as of March 30, 2006.

(11)
Includes consolidated theatres only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are one of the world's leading theatrical exhibition companies. As of March 30, 2006, after giving effect to the expected disposal of 10 theatres and 120 screens in the U.S. in connection with the approval of the Mergers and dispositions of 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, we owned, operated or had interests in 413 theatres with a total of 5,603 screens, with 82%, or 4,597, of our screens in the U.S. and Canada, and 18%, or 1,006, of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom.

        In connection with the Mergers as discussed below, we acquired Loews on January 26, 2006, which significantly increased our size. In the Merger, we acquired 112 theatres with 1,308 screen in the United States and 40 theatres with 443 screens in Mexico that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the fifty-two weeks ended March 30, 2006, which include nine weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2005. For additional information about the Merger, see Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        We completed a merger on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired AMC Entertainment Inc. ("AMC Entertainment"). Marquee Inc. ("Marquee") was formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMC Entertainment (the "Predecessor"). Upon the consummation of the merger between Marquee and AMC Entertainment on December 23, 2004, AMC Entertainment and its parent Holdings were the surviving reporting entities (collectively, the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date.

        We are organized as an intermediate holding company. Following the consummation of the merger with Marquee on December 23, 2004, we became a privately held company, wholly owned by Holdings. Holdings is wholly owned by J.P. Morgan Partners L.P., Apollo Investment Fund V, L.P., other co-investors and certain members of management. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through Cinemex and AMCEI and its subsidiaries.

        On March 29, 2005, AMC Entertainment and another exhibitor combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to NCM. Additionally, we paid termination benefits related to the displacement of certain National Cinema Network, Inc. ("NCN") associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, NCN's interest has declined to 29% due to the entry of new investors.

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the merger (the "Merger" and collectively, "the Mergers"). The transactions closed on January 26,

2006. Upon completion of the Mergers, the existing stockholders of Holdings hold approximately 60% of its outstanding capital stock, and the existing stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, hold approximately 40% of Holding's outstanding capital stock.

        In connection with the Merger, on January 26, 2006, AMC Entertainment entered into the following financing transactions:

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

  •
  the termination of AMC Entertainment's March 25, 2004 senior secured credit, under which no amounts were outstanding;

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

        We disposed of our only theatre in Hong Kong on January 5, 2006 and entered into a license agreement with the purchaser for continued use of our trademark. These operations did not meet the criteria for reporting as discontinued operations.

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations did not meet the criteria for reporting as discontinued operations.

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

        During fiscal 2006, films licensed from our ten largest distributors based on revenues accounted for approximately 88% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2005, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 535 in 2005, according to Motion Picture Association 2005 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 30, 2006, AMC Entertainment and Loews added 191 theatres with 3,475 new screens, acquired 431 theatres with 3,007 screens and disposed of 666 theatres with 4,018 screens. As of March 30, 2006, approximately 69%, or 3,168, of our screens were located in megaplex theatres.

CRITICAL ACCOUNTING ESTIMATES

        The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see Notes to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; estimation of film settlement terms and measurement of film rental fees, which impacts film exhibition costs and estimation of the fair value of assets acquired, liabilities assumed and consideration paid for acquisitions, which impacts the measurement of assets acquired (including goodwill) and liabilities assumed in a business combination. Below, we discuss these areas further, as well as the estimates and judgments involved.

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2006, 2005 and 2004. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $12.0 million, $0 and $16.3 million during fiscal 2006, 2005 and 2004, respectively.

        Goodwill.    Our recorded goodwill was $2,018.3 million as of March 30, 2006. We evaluate goodwill for impairment annually as of the end of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in our U.S. and Canada theatrical exhibition operating segment, in Cinemex and in our Spain and Portugal theatres, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. Valuation allowances recorded against our net deferred tax assets in U.S. tax jurisdictions during fiscal 2006 increased our provision for income taxes by approximately $116 million. As of March 30, 2006, we had recorded approximately $9.0 million of net deferred tax assets (net of valuation allowances of $441 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Prior to the merger with Marquee our discount rates ranged from 6.6% to 21.0%. As a result of the merger with Marquee, we have remeasured our liability for theatre closure at a rate of 7.55%, our estimated borrowing cost on the date of this merger. We have recorded theatre and other closure expense of $0.6 million and $1.3 million during the Successor periods ended March 30, 2006 and March 31, 2005 and $10.7 million and $4.1 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively. Accretion expense for Predecessor exit activities initiated after December 31, 2002, and all accretion expense for Successor exit activities, is included as a component of theatre and other closure expense.

        Casualty Insurance.    We are self-insured for general liability up to $400,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our estimated ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 30, 2006 and March 31, 2005, we had recorded casualty insurance reserves of $26.4 million and $22.1 million, respectively. We have recorded expense related to general liability and workers compensation claims of $10.9 million and $2.1 million during the Successor periods ended March 30, 2006 and March 31, 2005, respectively, and $8.3 million and, $10.6 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

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

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $630,000. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $41,000. We maintained our discount rate at 5 3/4% for the AMC Entertainment plans and 5 1/2% for the Loews' plans for fiscal 2007. We have recorded expenses for our pension and postretirement plans of $4.7 million and $1.8 million during the Successor periods ended March 30, 2006 and March 31, 2005, respectively, and $5.3 million and, $6.0 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively. We expect that our total pension and postretirement expense will increase by approximately $2.5 million from fiscal 2006 to fiscal 2007, $0.9 million of which results from the acquisition of LCE plan. Our unrecognized net actuarial gain for pension and postretirement plans was $5.5 million as of March 30, 2006. In connection with a recent reorganization, there was a reduction in certain pension and postretirement plan participants, which resulted in curtailment gains in fiscal 2006 for accounting purposes of $2.3 million.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $223,000 per year. Note 11 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K includes disclosure of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2006, 2005 and 2004 there were no significant changes in our film cost estimation and settlement procedures.

        As of March 30, 2006 and March 31, 2005, we had recorded film payables of $66 million and $53 million, respectively. We have recorded film exhibition costs of $611 million and $157 million during the Successor periods ended March 30, 2006 and March 31, 2005 and $465 million and, $622 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

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

        We completed the Merger with Loews on January 26, 2006. The acquisition was treated as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations for an estimated purchase price of $540,671,000. Consideration was provided through a stock issuance by Holdings. The consolidated financials include only the results of Loews operations from the date of the Merger.

        We completed the merger with Marquee on December 23, 2004. The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquirer from its inception on July 16, 2004 through March 30, 2006, and those of its Predecessor, AMC Entertainment, for all periods presented through the merger date.

        We also consummated acquisitions in fiscal 2004 as discussed in Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2004 we acquired the assets of Megastar for a cash purchase price of $15 million.

Operating Results

        As a result of the December 23, 2004 merger with Marquee described above, our Predecessor does not have financial results for the fourteen week period ended March 31, 2005. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the prior year Predecessor theatrical exhibition and Other operation information (38 weeks) with prior year Successor operating information (14 weeks), on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the 38 weeks ended December 23, 2004 and unaudited Successor information for the 14 weeks ended March 31, 2005. The pro forma information for the 52 week period ended March 31, 2005 does not purport to represent what our consolidated results of operations would have been if the Successor had actually began theatrical exhibition operations on April 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the Merger or merger with Marquee actually occurred on April 1, 2004

        Set forth in the table below are the pro forma summary of revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 16 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for additional information about our operations by operating segment.

OPERATING RESULTS

(Dollars in thousands)	52 Weeks Ended March 30, 2006	14 Weeks Ended March 31, 2005	38 Weeks Ended December 23, 2004	Pro Forma 52 Weeks Ended March 31, 2005	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$1,110,464	$292,514	$836,254	$1,128,768	$1,125,922
Concessions	443,580	115,997	326,086	442,083	434,024
Other theatre	76,485	14,052	43,306	57,358	49,241

	1,630,529	422,563	1,205,646	1,628,209	1,609,187

International theatrical exhibition
Admissions	58,762	14,428	35,945	50,373	45,258
Concessions	23,099	4,569	11,517	16,086	13,220
Other theatre	5,153	873	2,049	2,922	2,320

	87,014	19,870	49,511	69,381	60,798
Other	12,907	10,467	38,811	49,278	52,454

Total revenues	$1,730,450	$452,900	$1,293,968	$1,746,868	$1,722,439

Costs and Expenses
U.S. and Canada theatrical exhibition
Film exhibition costs	$583,626	$150,557	$447,412	$597,969	$599,746
Concession costs	47,922	12,575	37,161	49,736	46,191
Theatre operating expense	421,665	103,578	286,706	390,284	389,665
Rent	317,181	77,804	214,927	292,731	277,584
Preopening expense	5,768	39	1,292	1,331	2,921
Theatre and other closure expense	1,313	988	10,758	11,746	3,570

	1,377,475	345,541	998,256	1,343,797	1,319,677

International theatrical exhibition
Film exhibition costs	26,974	6,782	17,674	24,456	22,102
Concession costs	4,662	773	2,564	3,337	3,021
Theatre operating expense	25,551	5,031	15,133	20,164	17,678
Rent	24,120	6,100	17,281	23,381	21,361
Preopening expense	839	–	–	–	937
Theatre and other closure expense	(712)	–	–	–	–

	81,434	18,686	52,652	71,338	65,099

Other	14,969	10,461	31,440	41,901	46,847
Theatre and other closure expense (included in Other)	–	279	–	279	498
General and administrative expense:
Merger and Acquisition Costs	12,523	22,286	42,732	65,018	5,508
Management Fee	2,000	500	–	500	–
Other	38,308	14,731	33,908	48,639	56,500
Restructuring Charge	3,980	4,926	–	4,926	–
Depreciation and amortization	168,821	45,263	90,259	135,522	120,867
Impairment of long-lived assets	11,974	–	–	–	16,272
Disposition of assets and other gains	(997)	(302)	(2,715)	(3,017)	(2,590)

Total costs and expenses	$1,710,487	$462,371	$1,246,532	$1,708,903	$1,628,678

For the Year Ended March 30, 2006 and Pro Forma Year Ended March 31, 2005

        Revenues.    Total revenues decreased 0.9%, or $16,418,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. This decrease was mitigated by approximately $118,840,000 of additional admission and concessions revenues resulting from the Merger.

        U.S. and Canada theatrical exhibition revenues increased 0.1%, or $2,320,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Admissions revenues decreased 1.6% or $18,304,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005, due to a 5.4% decrease in total attendance, partially offset by a 4.0% increase in average ticket prices and the increased attendance and admissions revenues ($70,846,000) due to the Merger. Attendance at comparable theatres (theatres opened on or before April 2, 2004 and operated throughout the last two fiscal years) was down 11.8%. Industry-wide box office declined 4%, with attendance estimated to be down nearly 7% in the aggregate (down 10.0% for comparable screens), offset by average ticket price increases estimated to be up 3%. The year over year performance of our U.S. and Canada comparable screens versus industry-wide comparable screens was impacted primarily by competition from new build openings. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 0.3%, or $1,497,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to a 6.0% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance. Concession revenues increased by $27,276,000 due to the Merger. Other theatre revenues increased 33.3% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

        International theatrical exhibition revenues increased 25.4%, or $17,633,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Admissions revenues increased 16.7%, or $8,389,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to a 39.1% increase in total attendance and a 6.3% decrease in attendance at comparable theatres, partially offset by a 16.2% decrease in average ticket price caused by the lower average ticket prices from the theatres acquired in Mexico. The decline in attendance at comparable theatres was offset by the increased attendance from the Merger. Admissions revenues increased by $12,791,000 due to the Merger. Concession revenues increased 43.6%, or $7,013,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the increase in attendance and a 3.2% increase in concessions per patron. Concession revenues increased by $7,942,000 due to the Merger. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from Other decreased 73.8% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the contribution of NCN's net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

        Costs and expenses.    Total costs and expenses increased 0.1%, or $1,584,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $110,401,000.

        U.S. and Canada theatrical exhibition costs and expenses increased 2.5% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs decreased 2.4% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.6% in the current period as compared with 53.0% in the pro forma prior period due to more favorable film rental terms primarily from the Merger. Concession costs decreased 3.6% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in concessions costs as a percentage of concession revenues, partially offset by the increase in concessions revenues. As a percentage of concessions revenues concession costs were 10.8% in the current period compared with 11.3% in the pro forma prior period. As a percentage of revenues, theatre operating expense was 25.9% in the current period as compared to 24.0% in the pro forma prior period. Rent expense increased 8.4% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to the Merger which increased rent expense by $18,415,000. During the year ended March 30, 2006, we recognized $601,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the pro forma year ended March 31, 2005, we recognized $11,746,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

        International theatrical exhibition costs and expenses increased 14.2% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs increased 10.3% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 45.9% in the current period as compared with 48.6% in the pro forma prior period due to the effect of more favorable film rental terms in Mexico as a result of the Merger. Concession costs increased 39.7% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the increase in concession revenues, partially offset by a decrease in concession costs as a percentage of revenue from 20.8% in the pro forma prior period to 20.2% in the current period As a percentage of revenues, theatre operating expense was 29.4% in the current period compared to 29.1% in the pro forma prior period. Rent expense increased 3.2% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from Other decreased 64.3% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the contribution of net assets by NCN to NCM.

  General and Administrative:

        Merger and acquisition costs.    Merger and acquisition costs decreased $52,495,000 from $65,018,000 to $12,523,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The prior year costs were higher primarily due to the costs associated with our merger with Marquee consummated during the third quarter of fiscal 2005. Current year costs are primarily comprised of costs related to the Merger and other potential acquisition and divestiture activities.

        Management fees.    Management fees increased $1,500,000 during the current period. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 21.2%, or $10,331,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to a $4,648,000 decrease in incentive-based compensation, due to our decline in operating results and a $6,102,000 decrease in salaries and benefits as a result of our organizational restructuring activities.

        Restructuring Charge.    Restructuring charges were $3,980,000 during the year ended March 30, 2006 as compared to $4,926,000 during the pro forma year ended March 31, 2005. These expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM. Our organizational restructuring is complete.

        Depreciation and Amortization.    Depreciation and amortization increased 24.6%, or $33,299,000, compared to the pro forma prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the merger with Marquee and the Merger.

        Impairment of Long-Lived Assets.    During fiscal 2006 we recognized a non-cash impairment loss of $11,974,000 on four theatres with 66 screens (in Ohio, Illinois, New York and New Jersey). The entire charge was taken against property. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We continually evaluate the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases. No impairment loss was recorded in fiscal 2005.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $997,000 in the current period compared to $3,017,000 in the pro forma prior period. The current and pro forma prior periods include $935,000 and $2,610,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 12—Commitments and Contingencies to Consolidated Financial Statements). The current period also includes miscellaneous disposal gains of $62,000. The pro forma prior period also included miscellaneous gains of $407,000.

        Other Income.    Other income includes $8,699,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, insurance recoveries of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000, $1,968,000 of business interruption insurance recoveries related to Hurricane Katrina and $1,894,000 of income related to the remeasurement of liability-classified shares of common stock, partially offset by financing costs incurred with the write off of our deferred financing charges of $3,535,000. Other income, for the prior year on a pro forma basis, primarily included $6,745,000 of income related to the derecognition of stored value card liabilities.

        Interest Expense.    Interest expense was $144,988,000, $54,549,000 and $74,259,000 for the Successor period ended March 30, 2006, the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively. Interest expense for the Successor period ended March 30, 2006 compared to the pro forma year ended March 31, 2005 has increased by $36,126,000 after adjustment for $19,946,000 of interest expense recorded in the prior year Successor and Predecessor periods. The interest on the Fixed Notes due 2012 and the Floating Notes due 2010 was required to be consolidated into the Predecessor period ended December 23, 2004 as well as the Successor period ended March 31, 2005 pursuant to FIN 46R. See Note 1—The Company and Significant Accounting Policies for additional information about FIN 46R. Interest expense increased $17,593,000 compared to the pro forma year ended March 31, 2005 related to the Fixed Notes due 2012 and the Floating Notes due 2010. The increase in interest was also due to an increase in interest related to the Holdings Discount Notes due 2014 which increased by $10,068,000 compared to the pro forma year ended March 31, 2005.

        On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 ("Notes due 2016") and secured the new Senior Secured Credit Facility for $850,000,000, of which $650,000,000 is currently outstanding as a variable rate term note. Interest on these notes was $6,528,000 and $7,985,000, respectively during fiscal 2006. We also incurred interest expense related to debt held by Cinemex of $2,110,000 during fiscal 2006.

        On August 18, 2004, Marquee issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 ("Floating Notes due 2010"), the interest rate of which is currently 9.00% per annum. We assumed Marquee's obligations under the Fixed Notes due 2012 and the Floating Notes due 2010 in the merger with Marquee. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. Interest expense associated with the Discount Notes due 2014 is only included in the Consolidated Statement of Operations of the Predecessor through December 23, 2004.

        Investment Loss (Income).    Investment loss was $4,393,000 for the Successor period ended March 30, 2006 compared to income of $3,351,000 and $6,476,000 for the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively. Equity in losses of non-consolidated entities were $7,807,000 in the Successor period ended March 30, 2006 compared to income of $293,000 in the prior year. Current year equity in losses related to our investment in NCM were $5,476,000. Interest income for the Successor period ended March 30, 2006 was $3,193,000. Prior year periods interest income was higher primarily due to the escrow funds and increased cash available for investment during the period. The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation in the Consolidated Financial Statements for additional information about FIN 46R.

        Income Tax Provision (Benefit).    The provision for income taxes from continuing operations was $72,100,000 for the Successor period ended March 30, 2006 compared to a benefit of $9,200,000 for the Successor period ended March 31, 2005 and a provision of $15,000,000 for the Predecessor period ended December 23, 2004. The provision for the Successor period ended March 30, 2006 included a charge for a full valuation allowance on all U.S. tax jurisdiction net deferred tax assets with the exception of those U.S. net deferred tax assets acquired in connection with the Merger. The Successor period ended March 31, 2005 included $20,000,000 in costs associated with the merger with Marquee which were treated as non-deductible and the Predecessor period ended December 23, 2004 included $41,032,000 of costs associated with the merger with Marquee which were treated as non-deductible. See Note 9 to the Consolidated Financial Statements.

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

        Loss for Shares of Common Stock.    Loss for shares of common stock was $212,215,000, $44,390,000 and $140,178,000 for the Successor period ended March 30, 2006, the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004, special Preferred Stock dividends and 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $1,476,000 were recorded during the Predecessor period ended December 23, 2004. In connection with the merger with Marquee, each outstanding share of Preferred Stock converted into the right to receive $2,727.27 in cash.

Pro Forma Year Ended March 31, 2005 and Year Ended April 1, 2004

        Revenues.    Total revenues increased 1.4%, or $24,429,000, on a pro forma basis, during the year ended March 31, 2005 compared to the year ended April 1, 2004.

        U.S. and Canada theatrical exhibition revenues increased 1.2%, on a pro forma basis, from the prior year. Admissions revenues increased 0.3%, on a pro forma basis, due to a 3.8% increase in average ticket price partially offset by a 3.4% decrease in attendance. The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance decreased primarily due to a 5.8% decrease in attendance at comparable theatres (theatres opened on or before April 4, 2003) related to overall popularity and mix of film product and a decrease in attendance due to theatre closures, partially offset by an increase in attendance at new theatres. We closed 6 theatres with 42 screens and opened three theatres with 44 screens since fiscal 2004. Concessions revenues increased 1.9%, on a pro forma basis, due to a 5.4% increase in average concessions per patron related to price increases partially offset by the decrease in attendance.

        International theatrical exhibition revenues increased 14.1%, on a pro forma basis. Admissions revenues increased 11.3%, on a pro forma basis, due to a 6.4% increase in average ticket price due primarily to the weaker U.S. dollar and a 4.6% increase in attendance, primarily at new theatres. Attendance at comparable theatres was approximately the same. Concession revenues, on a pro forma basis, increased 21.7% due to a 16.3% increase in concessions per patron and the increase in total attendance. Concessions per patron increased primarily due to the weaker U.S. dollar.

        Revenues from NCN and other decreased 6.1%, on a pro forma basis, from the prior year due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

        Costs and expenses.    Total costs and expenses increased 4.9%, on a pro forma basis, or $80,225,000, during the year ended March 31, 2005 compared to the year ended April 1, 2004.

        U.S. and Canada theatrical exhibition costs and expenses increased 1.8%, on a pro forma basis, from the prior year. Film exhibition costs decreased 0.3%, on a pro forma basis, due to a decrease in the percentage of admissions paid to film distributors partially offset by the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current year as compared with 53.3% in the prior year. Concession costs increased 7.7%, on a pro forma basis, due to the increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.3%, on a pro forma basis, in the current year compared with 10.6% in the prior year. As a percentage of revenues, theatre operating expense was 24.0% in the current year, on a pro forma basis, as compared to 24.2% in the prior year. Rent expense increased 5.5%, on a pro forma basis, due primarily to the opening of theatres and screens since April 1, 2004 and the sale and lease back of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During fiscal 2005, on a pro forma basis, we recognized $11,746,000 of theatre and other closure expense related primarily to accruals for future minimum rentals on three theatres with 22 screens closed during the current period. During fiscal 2004, we incurred $3,570,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the year. Theatres closed prior to their lease expiration may require payments to the landlords to terminate the leases, which we estimate could approximate $250,000, in the aggregate, over the next three years.

        International theatrical exhibition costs and expenses increased 9.6%, on a pro forma basis. Film exhibition costs increased 10.7%, on a pro forma basis, due to the increase in admissions revenues partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 48.6%, on a pro forma basis, in the current period as compared with 48.8% in the prior period. Concession costs increased 10.5%, on a pro forma basis, due to the increase in concession revenues partially offset by a decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 20.7%, on a pro forma basis, in the current year compared with 22.9% in the prior year. Theatre operating expense increased 14.1%, on a pro forma basis, primarily at new theatres, and rent expense increased 9.5%, on a pro forma basis, primarily at new theatres. We continually monitor the performance of our international theatres, and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from NCN and other decreased 10.9%, on a pro forma basis, due primarily to the reduction in overhead costs associated with the integration of NCN's administrative functions into our home office location and decreased revenues.

  General and Administrative:

          Merger and acquisition.    Merger and acquisition costs increased $59,510,000 during the current year, on a pro forma basis. The current period reflects costs associated with the merger with Marquee of $63,057,000 and $1,943,000 for other strategic initiatives. Prior period costs were primarily for professional and consulting expenses directly related to a possible business combination with Loews Cineplex Entertainment Corporation that did not occur.

          Management fee.    Management fee costs increased $500,000 during the current year, on a pro forma basis. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders in exchange for consulting and other services.

          Other.    Other general and administrative expense decreased 13.9%, on a pro forma basis. Stock-based compensation decreased $7,526,000, during the current year, on a pro forma basis, compared to the prior year. The current pro forma period reflects that certain of the performance measures for fiscal 2005 have not been met and related discretionary awards under the 2003 Long-Term Incentive Plan ("LTIP") will not be made. Accordingly, we recorded no expense or accrual for fiscal 2005 performance grants under the LTIP. The prior period reflects expense from the plan approval date, September 18, 2003 through April 1, 2004. Current year stock-based compensation expense of $1,201,000 relates to options issued by our parent, Holdings, for certain members of our management. See Note 8 to the Consolidated Financial Statements included herein.

        Restructuring Charge.    Restructuring charges were $4,926,000 during the current year. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure, and a contribution of assets by NCN to NCM.

        Depreciation and Amortization.    Depreciation and amortization increased 12.1%, on a pro forma basis, or $14,655,000, due primarily to an increase in asset basis of approximately $130,000,000 resulting from the application of fair value accounting in connection with the merger with Marquee and increases in depreciation resulting from new theatres.

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

        Other Income and Expense.    During the current year, on a pro forma basis, we recognized $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote. In the prior year, on March 25, 2004, we redeemed $200,000,000 of our 9 1/2% Senior Subordinated Notes due 2009 for $204,750,000. We recognized a loss of $8,590,000 in connection with the redemption, including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. On March 25, 2004, we redeemed $83,406,000 or our 9 1/2 Senior Subordinated Notes due 2011 for $87,367,000. We recognized a loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,961,000, unamortized issue costs of $1,126,000 and unamortized discount of $270,000. The losses are included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

        Interest Expense.    Interest expense was $54,549,000, $74,259,000 and $77,717,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004, respectively. The current year increase is primarily due to increased borrowing related to the merger with Marquee. Interest expense of $12,811,000 is included in both the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004 related to our 8 5/8% Senior notes due 2012 (the "Fixed Notes due 2012") and our Senior floating notes due 2010, (the "Floating Notes due 2010" and collectively, the "Senior Notes"). The interest on these notes was required to be included in the Predecessor period ended December 23, 2004 pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

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

        Investment Income.    Investment income was $3,351,000, $6,476,000 and $2,861,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the prior year ended April 1, 2004. Investment income for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended April 1, 2004 increased primarily due to the interest income on funds held in escrow related to the merger with Marquee and increased cash available for investment during the current period. Interest income of $2,225,000 is included in both the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004 related to the escrow funds. The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for additional information about the application of FIN 46R to our Consolidated Financial Statements.

        Income Tax Provision.    The benefit for income taxes from continuing operations for the Successor period ended March 31, 2005 was $9,200,000. The Successor period includes $20,000,000 in costs related to the merger with Marquee which are currently being treated as non-deductible. The provision for income taxes from continuing operations for the Predecessor period ended December 23, 2004 was $15,000,000 and includes $41,032,000 in costs related to the merger with Marquee which are currently being treated as non-deductible. The effective tax rate for the Successor period ended March 31, 2005 was 17.2% as compared to the Predecessor effective tax rates of (73.7%) and 221.9% for the periods ended December 23, 2004 and April 1, 2004, respectively. The difference in effective rate from the statutory rate of 35% during the Successor period ended March 31, 2005 and Predecessor period ended December 23, 2004 was primarily due to currently non-deductible costs related to the merger with Marquee and increase in foreign deferred tax assets for which we provided a valuation allowance. The difference in effective rate from the statutory rate of 35% during fiscal 2004 was primarily due to foreign deferred tax assets (primarily in Spain, the United Kingdom and France) for which we provided a $6,681,000 valuation allowance.

        Loss From Discontinued Operations, Net.    On December 4, 2003, we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000. During fiscal 2006 we disposed of five theatres in Japan. The results of operations of the Sweden theatre and Japan theatres have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements included herein for the components of the loss from discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated revenues are primarily collected in cash, principally through box office admissions and theatre concessions sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during such periods.

Holding Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its Discount Notes due 2014 other than through any dividends it may receive from AMC Entertainment.

        Under certain circumstances, AMC Entertainment will be restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its New Credit Facility. AMC Entertainment's New Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the New Credit Facility, the amount of loans and dividends which the Company could make to Holdings could not exceed $118 million in the aggregate. Under the note Indentures, a loan to Holdings would have to be on terms no less favorable to the Company than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of the Company. Provided no event of default has occurred or would result, the New Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4 million annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the New Credit Facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified asset sales.

Cash Flows from Operating Activities

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $25,694,000, $(45,364,000), $145,364,000 and $163,939,000 for the Successor period ended March 30, 2006, Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004, respectively. The decrease in cash provided by operating activities for the Successor period ended March 30, 2006 compared with the pro forma combined period for the prior year is primarily due to declines in attendance and the timing of payments for accrued expenses and other liabilities. The cash used in operating activities for the Successor period ended March 31, 2005 was primarily due to payments of $37,061,000 in transaction costs related to the merger with Marquee. The decrease in operating cash flows for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended April 1, 2004 was also primarily due to transaction costs related to the merger with Marquee of which $23,971,000 were paid during the Predecessor period ended December 23, 2004. We had a working capital deficit as of March 30, 2006 of $115,995,000 versus a deficit as of March 31, 2005 of $134,330,000. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $90,000,000 and $163,000,000 available on our credit facility to meet these obligations for the periods ended March 30, 2006 and March 31, 2005, respectively.

Cash Flows from Investing Activities

        Cash flows provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows, were $107,538,000, $(1,260,301,000), $(692,395,000) and $(69,378,000) for the Successor period ended March 30, 2006, Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004, respectively. Cash flows for the Successor period ended March 30, 2006 include cash acquired from the Merger of $142,512,000, proceeds from the sale leaseback of two theatres of $35,010,000 and proceeds from the sale of the Japan theatres of

$53,456,000, partially offset by capital expenditures of $117,668,000. The cash acquired from the Merger represented the cash held by Loews at the date of the Merger. The Merger was non-cash, funded by the issuance of our common stock. Cash outflows for investing activities include a payment to common and preferred stockholders net of cash acquired of $1,268,564,000 related to the merger with Marquee for the Successor period ended March 31, 2005 and an increase of $627,338,000 in restricted cash related to investment of the proceeds from the Senior Notes issued in order to finance the merger with Marquee during the Predecessor period ended December 23, 2004 and capital expenditures of $18,622,000, $66,155,000 and $95,011,000 during the Successor period ended March 31, 2005, Predecessor periods ended December 23, 2004 and April 1, 2004, respectively. As of March 30, 2006, we had construction in progress of $34,796,000. We had 8 U.S. theatres with a total of 117 screens and two Mexico theatres with a total of 21 screens under construction as of March 30, 2006 that we expect to open in fiscal 2007. We expect that our gross capital expenditures in fiscal 2007 will be approximately $141,000,000.

        On December 23, 2004 we completed the merger with Marquee. Pursuant to the terms of the merger agreement, each issued and outstanding share of AMC Entertainment's common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of AMC Entertainment's preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger with Marquee was $1,665,200,000.

        Holdings used the net proceeds from the sale of our notes (as described below), together with our existing cash balances and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Marquee Sponsors, the co-investors and certain members of management and the net proceeds of an offering of Holdings' notes), to finance the merger with Marquee.

        In connection with and as a result of the merger with Marquee, AMC Entertainment's stock is no longer publicly traded and we delisted AMC Entertainment's common stock, 66 2/3¢ par value, from the American Stock Exchange on December 23, 2004.

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. for an estimated cash purchase price of $15,037,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000.

        On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $168,931,000 (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of our Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,578,581 shares of AMC Entertainment common stock with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used available cash for the cash payments under the plan of reorganization.

        The final purchase price for GC Companies was not determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee were consensually resolved or determined by the bankruptcy court. The GC Companies bankruptcy case was closed on May 26, 2004. Through March 31, 2005, we had issued $72,880,000 aggregate principal amount of our senior subordinated notes due 2011 and 2,430,433 shares of AMC Entertainment common stock and paid approximately $66,118,000 in cash to creditors of GC Companies.

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

        In connection with the acquisition of Gulf States Theatres, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust for a term of 20 years with an initial annual base rent of $7,200,000. Of the $45,000,000 purchase price, $5,800,000 was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We will pay $300,000 annually for five years from the date of acquisition in connection with consulting and non-competition agreements related to the acquisition.

        On June 30, 2005, we sold one of our wholly-owned subsidiaries, Japan AMC Theatres, Inc., including four of our five theatres in Japan for $44,861,000 and, on September 1, 2005, sold our remaining Japan theatre for a sales price of $8,595,000.

        Subsequent to the current fiscal year, in May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated four theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated one theatre with 20 screens in Portugal for a sales price of approximately $40.0 million.

        Subsequent to the end of fiscal year 2006, we sold four theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate net sales price of approximately $30.7 million. We expect additional sales proceeds of approximately $40.5 million related to six theatres with 78 screens required to be disposed of in connection with the approval of the Mergers.

        We fund the costs of constructing new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2006, we sold and leased back two theatres with 32 screens.

        During fiscal 1998, we sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT") for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). We leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require us to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. During fiscal 2000, we sold the building and improvements associated with one of our theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, we sold the land at this theatre to EPT for proceeds of $7,486,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, we sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, we sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, we sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with the theatre pursuant to a non-cancelable operating lease with terms of 20 years at an initial lease rate of 9.24% with options to extend for up to 14 additional years. On March 30, 2006, we sold the real estate assets associated with two theatres to EPT for proceeds of $35,010,000 and then leased the real estate assets associated with the theatres pursuant to a non-cancelable operating lease with terms of approximately 15 and 17 years at an initial lease rate of 9.25% with options to extend each for up to 15 additional years

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors if prevailing market conditions are favorable. During the Successor period ended March 31, 2005 we purchased certain leased furniture, fixtures and equipment at two theatres for $25,292,000. During fiscal 2004 we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $15,812,000.

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $21,434,000, $1,376,763,000, $611,034,000 and $(5,274,000) for the Successor period ended March 30, 2006, Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004, respectively. Cash flows from financing activities for the Successor period ended March 30, 2006 primarily include proceeds of $325,000,000 from the issuance of the Notes due 2016 and $650,000,000 from the Term Loan B which were used to repurchase $939,363,000 of debt, as well as $24,895,000 paid for financing costs which will be deferred and amortized over the life of the debt. On September 29, 2005 we received $6,661,000 additional construction allowance from our landlord Entertainment Properties Trust related to three of our Canada theatres which allowed for sale leaseback accounting at these locations and reduced our financing lease obligations by approximately $31,292,000, reduced the net book value of building assets related to these locations by approximately $15,839,000 and resulted in a deferred gain of $22,114,000. The deferred gain is amortized as a reduction of rent expense over the remaining terms of the leases. Cash flows from financing activities for the Successor period ended March 31, 2005 include proceeds from Holdings' issuance of common stock of $769,350,000, proceeds of $169,918,000 related to the issuance of Holdings' Discount Notes due 2014 and proceeds of $455,000,000 related to the issuance of Senior Notes. Cash flows from financing activities for the Predecessor period ended December 23, 2004, include proceeds related to the issuance of notes of $624,918,000 to finalize the merger with Marquee, which includes gross proceeds of $169,918,000 from the Holdings' Discount Notes due 2014.

        For a discussion of our most recent financing transactions in fiscal year 2006, see "Merger with Loews Financing Transactions" below.

        As a result of the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 in aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and $205,000,000 in aggregate principal amount of Senior Floating Notes due 2010 (the "Floating Notes due 2010" and collectively, the "Senior Notes") that were previously issued by Marquee Inc. on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of AMC Entertainment's existing and future subordinated indebtedness, rank equally in right of payment with any of its existing and future senior indebtedness and are effectively subordinated in right of payment to any of its secured indebtedness and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of AMC Entertainment's existing and future wholly owned subsidiaries that is a guarantor or direct borrower under its other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of AMC Entertainment's subsidiaries that do not guarantee the notes.

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15 and November 15 and interest payments commenced on November 15, 2004. The interest rate is 9.01% per annum for the quarterly period ending May 14, 2006 and is 9.42% for the quarterly period ending August 14, 2006. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.00% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009. The Fixed Notes due 2012 and Floating Notes due 2010 also contain covenants which restrict the incurrence of additional senior indebtedness based on the senior leverage ratio as defined in the indentures.

        In connection with the merger with Marquee, Holdings issued $304,000,000 principal amount at maturity of its 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger with Marquee were related to this financing. Because AMC Entertainment was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings' operations and financial position into its financial statements as of and through the period ended December 23, 2004. The results of operations of Holdings included within the Predecessor's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

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

        On any interest payment date prior to August 15, 2009, Holdings may elect to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings will be obligated to pay cash interest on each subsequent interest payment date, (ii) the Discount Notes due 2014 will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note will be equal to the accreted value of such note as of such interest payment date.

        Concurrently with the consummation of the merger with Marquee, AMC Entertainment entered into an amendment to its credit facility. We refer to this amended credit facility as the "amended credit facility." The amended credit facility modified a previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the "amended credit facility" which was scheduled to mature on April 9, 2009. The amended credit facility was replaced with the New Credit Facility on January 26, 2006.

        On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). It used the net proceeds (approximately $294,000,000) to redeem its notes due 2009 and a portion of our notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at our option, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The Notes due 2014 are unsecured and are subordinated to all AMC Entertainment's existing and future senior indebtedness (as defined in the indenture governing the Notes due 2014). The Notes due 2014 rank equally with AMC Entertainment's Notes due 2011, Notes due 2012 and Notes due 2016.

        On January 16, 2002, AMC Entertainment sold $175,000,000 aggregate principal amount of its 9 7/8% Senior Subordinated notes due 2012 (the "Notes due 2012"). Net proceeds from the issuance of the Notes due 2012 (approximately $168,000,000) were used to reduce borrowings under AMC Entertainment's credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable February 1 and August 1 of each year. The Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The Notes due 2012 are unsecured and are subordinated to all AMC

Entertainment's existing and future senior indebtedness (as defined in the indenture governing the Notes due 2012). The Notes due 2012 rank equally with its Notes due 2011, Notes due 2014 and Notes due 2016.

        On January 27, 1999, AMC Entertainment sold $225,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated notes due 2011 (the "Notes dues 2011"). Net proceeds from the issuance of the Notes due 2011 (approximately $219,000,000) were used to reduce borrowings under its credit facility. On March 29, 2002, AMC Entertainment issued an additional $72,880,000 aggregate principal amount of Notes due 2011 (with a fair value of $71,787,000) as part of our acquisition of GC Companies, Inc. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February 1 and August 1 of each year. The Notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The Notes due 2011 are unsecured and are subordinated to all AMC Entertainment's existing and future senior indebtedness (as defined in the indenture governing the Notes due 2011). On March 25, 2004, AMC Entertainment redeemed $83,406,000 of its notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense on the Consolidated Statements of Operations.

        The merger with Marquee constituted a "change of control" under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allowed the holders of those notes to require AMC Entertainment to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We commenced this change of control offer on January 11, 2005 and were required to purchase the notes no later than 60 days from that date. The change of control offer was required to remain open for at least 20 business days and expired on February 10, 2005. Bondholders tendered $1,663,000 of the Notes due 2011 which were repurchased using existing cash.

        On March 19, 1997, AMC Entertainment sold $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated notes due 2009 (the "Notes due 2009"). It used the net proceeds from the issuance of the Notes due 2009 (approximately $194,000,000) to reduce borrowings under its credit facility. The Notes due 2009 were redeemed on March 25, 2004 for $204,750,000. A loss on redemption of $8,590,000 was recognized in connection with the redemption including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense on the Consolidated Statements of Operations.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014). Under the indenture relating to the Notes due 2012, Notes due 2014 and 11% Senior Subordinated Notes due 2016 ("Notes due 2016"), the most restrictive of the indentures, we could borrow approximately $6.3 million as of March 30, 2006 in addition to permitted indebtedness (assuming an interest rate of 11% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indentures relating to the 2011, 2012, 2014 and 2016 notes and Discount Notes due 2014.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding, Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Merger with Loews Financing Transactions

        In connection with the Merger with Loews, on January 26, 2006, we entered into the following financing transactions:

  •
  the issuance of $325.0 million in aggregate principal amount of the Notes due 2016;

  •
  the New Credit Facility, consisting of a $650.0 million term loan facility (which was fully drawn upon at closing) and a $200.0 million revolving credit facility (which was unutilized at closing);

  •
  the termination of the amended credit facility;

  •
  the repayment of all outstanding amounts under the Loews Facility; and

  •
  the completion of the Tender Offer for all $315.0 million aggregate principal amount of Loews' outstanding 9.0% senior subordinated notes due 2014.

        In addition, certain subsidiaries acquired in the Merger with Loews currently have approximately $114 million of borrowings under the Cinemex Credit Facility and $32 million in capital and financing lease obligations.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to fund the Tender Offer, to pay related fees and expenses, and to pay fees and expenses related to the Merger with Loews.

  New Credit Facility

        The New Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice.

        Borrowings under the New Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMCE attaining certain leverage ratios. In addition to paying interest on outstanding principal under the New Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        All obligations under the New Credit Facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the New Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

        The New Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment's ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the notes due 2011, 2012, 2014 and 2016; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the New Credit Facility requires, commencing with the fiscal quarter ended March 30, 2006, that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The New Credit Facility also contains certain customary affirmative covenants and events of default.

  11% Senior Subordinated Notes due 2016

        The notes were issued by AMC Entertainment under an indenture, dated January 26, 2006, with HSBC Bank USA, National Association, as trustee, bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

        The notes are general unsecured senior subordinated obligations of AMC Entertainment, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries that guarantee our other indebtedness.

        AMC Entertainment may redeem some or all of the notes at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014. In addition, AMC Entertainment may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to February 1, 2009. If AMC Entertainment experiences a change of control (as defined in the Indenture), it will be required to make an offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

        The Indenture contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains provisions subordinating our obligations under the notes to our obligations under our New Credit Facility and other senior indebtedness.

        On May 15, 2006, we made an offer to exchange, by prospectus, up to $325,000,000 in aggregate principal amount of 11% Series B Senior Subordinated Notes due 2016, which have been registered under the Securities Act of 1933, as amended, for our outstanding 11% Series A Senior Subordinated Notes due 2016. We completed the exchange offer on June 13, 2006.

  Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the Merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew 106.4 million Mexican pesos (approximately $10 million in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $103.9 million was outstanding under the senior secured credit facility as of March 30, 2006. In December 2005, Cadena

Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). During January and February of 2006 Cinemex drew 105.4 million Mexican pesos under the revolving credit facility (approximately $9.8 million was outstanding as of March 30, 2006). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings are non-recourse to Loews, and thus, are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of March 30, 2006 was 9.31%. This rate was adjusted to 8.5% on approximately $68.8 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $35.1 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005. The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

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

        For additional information relating to covenants contained in the indentures governing the notes, see Note 7 to our Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for the fiscal year ended March 30, 2006.

        As of March 30, 2006, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2011, the Notes due 2012, Notes due 2014, the Fixed Notes due 2012, the Floating Notes due 2010, and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility and the notes.

        On March 19, 2002, AMC Entertainment completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30-day option to purchase an additional 1,350,000 shares of common stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of common stock of $100,800,000 were used to fund the acquisition of GC Companies.

        On April 19, 2001, AMC Entertainment issued shares of Series A convertible preferred stock and Series B exchangeable preferred stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the preferred stock, all shares of Series B exchangeable preferred stock were exchanged for an equal number of shares of Series A convertible preferred stock. Dividends on the Series A convertible preferred stock accumulated at an annual rate of 6.75% and were payable in additional shares of Series A convertible preferred stock until April 2004. At our option, dividends on Series A convertible preferred stock were payable in cash or additional shares of Series A convertible preferred stock from April 2004 until April 2008. All outstanding shares of preferred stock were redeemed in connection with the merger with Marquee.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of March 30, 2006 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings	Interest Payments on Corporate Borrowings(1)	Minimum Operating Lease Payments	Capital Related Betterments(2)	Pension Funding(3)	Total Commitments
2007	$11,056	$26,690	$197,707	$408,007	$67,055	$1,400	$711,915
2008	10,333	28,392	195,143	422,674	16,100	–	672,642
2009	9,969	46,283	192,323	419,634	16,100	–	684,309
2010	9,925	40,600	203,301	416,863	4,500	–	675,189
2011	9,975	424,311	204,161	408,945	–		1,047,392
Thereafter	85,306	1,988,283	474,539	3,341,769	–	–	5,889,897

Total	$136,564	$2,554,559	$1,467,174	$5,417,892	$103,755	$1,400	$9,681,344

(1)
Interest expense on the term loan and the floating rate notes were estimated at 7.206% and 9.46%, respectively, based upon the published LIBOR at 5/23/06.

(2)
Includes committed capital expenditures including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(3)
We fund our pension plan such that the plan is 90% funded. While future funding is anticipated, the funding amount is currently unknown. The retiree health plan is not funded.

  Amended and Restated Fee Agreement

        In connection with the Merger with Loews, on January 26, 2006, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement (the "Management Fee Agreement"), which replaces the December 23, 2004 fee agreement among Holdings, AMCE, and the Marquee Sponsors. The Management Fee Agreement provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

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

Conclusion

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the new senior secured credit facility and the notes. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies and repayment of corporate borrowings.

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

New Accounting Pronouncements

        In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As we have already adopted SFAS 123(R), we would be required to apply the guidance in the first reporting period beginning after the date the final FSP is posted to the FASB website and would be required to apply the proposed guidance retrospectively to prior-period results to which SFAS 123(R) was applied. We do not believe the adoption of FSP 123 R-4 will have an impact on our consolidated financial position, results of operations, or cash flows.

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we will no longer be able to capitalize rental costs during the construction period and will begin expensing them as preopening expense prior to the theatre opening date. This FSP is effective for the first reporting period beginning after December 15, 2005. We have adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the "rent holiday".

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

        In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1. The Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investment in securities that are impaired. We do not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or result of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

Derivatives

        On July 28, 2003, Grupo Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of the interest rate swap reduces in accordance with the repayment provisions of Grupo Cinemex's previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Grupo Cinemex Term Loan.

        The face amount of the interest rate swap on March 30, 2006 was 750 million Mexican pesos ($68.8 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was $444,000 as of March 30, 2006.

        On August 5, 2005, Grupo Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payment for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was $2,257,000 as of March 30, 2006.

        We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 New Credit Facility comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of March 30, 2006 and had $650,000,000 outstanding under the term loan facility, therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the new credit facility by $1,104,000 during the fifty-two weeks ended March 30, 2006. Also included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 1% fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $2,050,000 during the fifty-two weeks ended March 30, 2006

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $205,127,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently operate theatres in Mexico, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $2.0 million and $42.7 million, respectively.

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

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MARQUEE HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Marquee Holdings Inc. and its subsidiary, (the "Successor"), at March 30, 2006 and March 31, 2005, and the results of their operations and their cash flows for the year ended March 30, 2006 and for the period from July 16, 2004 (date of inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
June 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MARQUEE HOLDINGS INC.

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and of cash flows of AMC Entertainment Inc. and its subsidiaries (the "Predecessor") for the period from April 2, 2004 through December 23, 2004 and for the fiscal year in the period ended April 1, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
June 21, 2005, except for Note 3, as to which the date is October 21, 2005

Marquee Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$1,169,226	$306,942	$872,199	$1,171,180
Concessions	466,679	120,566	337,603	447,244
Other theatre	94,545	25,392	84,166	104,015

Total revenues	1,730,450	452,900	1,293,968	1,722,439

Costs and Expenses
Film exhibition costs	610,600	157,339	465,086	621,848
Concession costs	52,584	13,348	39,725	49,212
Operating expense	462,185	119,070	333,279	454,190
Rent	341,301	83,904	232,208	298,945
General and administrative:
Merger and acquisition costs	12,523	22,286	42,732	5,508
Management fee	2,000	500	–	–
Other	38,308	14,731	33,908	56,500
Preopening expense	6,607	39	1,292	3,858
Theatre and other closure expense	601	1,267	10,758	4,068
Restructuring charges	3,980	4,926	–	–
Depreciation and amortization	168,821	45,263	90,259	120,867
Impairment of long-lived assets	11,974	–	–	16,272
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)

Total costs and expenses	1,710,487	462,371	1,246,532	1,628,678

Other expense (income)
Other expense (income)	(11,712)	(6,778)	–	13,947
Interest expense
Corporate borrowings	139,042	52,502	66,851	66,963
Capital and financing lease obligations	5,946	2,047	7,408	10,754
Investment expense (income)	4,393	(3,351)	(6,476)	(2,861)

Total other expense	137,669	44,420	67,783	88,803

Earnings (loss) from continuing operations before income taxes	(117,706)	(53,891)	(20,347)	4,958
Income tax provision (benefit)	72,100	(9,200)	15,000	11,000

Loss from continuing operations	(189,806)	(44,691)	(35,347)	(6,042)
Earnings (loss) from discontinued operations, net of income tax benefit	(22,409)	301	(531)	(4,672)

Net loss	$(212,215)	$(44,390)	$(35,878)	$(10,714)

Preferred dividends	–	–	104,300	40,277

Loss for shares of common stock	$(212,215)	$(44,390)	$(140,178)	$(50,991)

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
Assets
Current assets:
Cash and equivalents	$232,366	$72,945
Receivables, net of allowance for doubtful accounts of $1,339 and $862 as of March 30, 2006 and March 31, 2005, respectively	54,725	41,430
Other current assets	34,647	65,972
Current assets held for sale	4,726	–

Total current assets	326,464	180,347
Property, net	1,501,048	854,463
Intangible assets, net	273,308	189,544
Goodwill	2,018,318	1,401,740
Deferred income taxes	3,564	53,019
Other long-term assets	172,312	118,398
Non-current assets held for sale	112,337	–

Total assets	$4,407,351	$2,797,511

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,383	$121,146
Accrued expenses and other liabilities	157,227	119,802
Deferred revenues and income	95,812	70,284
Current maturities of corporate borrowings and capital and financing lease obligations	30,804	3,445
Current liabilities held for sale	8,233	–

Total current liabilities	442,459	314,677
Corporate borrowings	2,428,996	1,344,531
Capital and financing lease obligations	64,016	62,025
Other long-term liabilities	419,474	354,240
Non-current liabilities held for sale	11,903	–

Total liabilities	3,366,848	2,075,473

Commitments and contingencies
Stockholders' equity:
Common Stock ($.01 par value, 7,000,000 shares authorized; 0 and 769,350 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	—	8
Class A-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	4	—
Class A-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	4	—
Class N Common Stock nonvoting ($.01 par value, 375,000 shares authorized; 5,128.77496 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	—	—
Class L-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	3	—
Class L-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	3	—
Additional paid-in capital	1,307,752	766,035
Accumulated other comprehensive income (loss)	(10,658)	385
Accumulated deficit	(256,605)	(44,390)

Total stockholders' equity	1,040,503	722,038

Total liabilities and stockholders' equity	$4,407,351	$2,797,511

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(212,215)	$(44,390)	$(35,878)	$(10,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169,527	46,084	92,091	124,572
Amortization of discount on corporate borrowings	20,190	12,043	8,056	356
Non-cash portion of stock-based compensation	1,319	1,201	–	8,727
Non-cash portion of pension and postretirement expense	4,706	1,815	5,273	6,029
Impairment of long-lived assets	11,974	–	–	16,272
Deferred income taxes	90,640	(7,582)	10,578	14,547
Equity in (earnings) loss from investments	7,807	–	(290)	8
Disposition of assets and other gains	–	(2)	(294)	(2,590)
Loss on sale—discontinued operations	–	–	–	5,591
Loss on repurchase of Notes due 2009 and 2011	–	–	–	13,947
Change in assets and liabilities, net of effects from acquisitions:
Receivables	9,797	14,152	(24,219)	(5,388)
Other assets	31,053	(23,758)	20,438	(9,525)
Accounts payable	(46,035)	6,785	5,250	(5,368)
Accrued expenses and other liabilities	(63,139)	(52,320)	60,098	3,565
Other, net	70	608	4,261	3,910

Net cash provided by (used in) operating activities	25,694	(45,364)	145,364	163,939

Cash flows from investing activities:
Capital expenditures	(117,668)	(18,622)	(66,155)	(95,011)
Proceeds from sale/leasebacks	35,010	50,910	–	63,911
Net change in reimbursable construction advances	(1,252)	–	–	–
Increase in restricted cash	–	(627,338)	(627,338)	–
Release of restricted cash	–	627,338	–	–
Acquisition of Loews, net of cash acquired	142,512	–	–	–
Acquisition of AMCE, net of cash acquired	–	(1,268,564)	–	–
Acquisition of MegaStar Cinemas, L.L.C., net of cash acquired	–	–	–	(13,374)
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	–	–	–	(2,075)
Purchase of leased furniture, fixtures and equipment	–	(25,292)	–	(15,812)
Proceeds (payments) on disposal—discontinued operations	53,456	–	–	(5,252)
Proceeds from disposition of long-term assets	3,032	173	277	9,289
Other, net	(7,552)	1,094	821	(11,054)

Net cash provided by (used in) investing activities	107,538	(1,260,301)	(692,395)	(69,378)

Cash flows from financing activities:
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	325,000	–	–	–
Proceeds from issuance of Senior Secured Credit Facility	650,000	–	–	–
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	–	–	–	294,000
Repayment of LCE credit facility	(620,425)	–	–	–
Repurchase of LCE 9% Senior Subordinated Notes due 2014	(318,938)	–	–	–
Repurchase of Notes due 2009 and 2011	–	(1,663)	–	(292,117)
Borrowing under Cinemex credit facility	6,000	–	–	–
Proceeds from issuance of Common Stock	–	769,350	–	–
Proceeds from issuance of 8 5/8% senior unsecured fixed rate notes due 2012	–	250,000	250,000	–
Proceeds from issuance of senior unsecured floating rate notes due 2010	–	205,000	205,000	–
Proceeds from issuance of 12% senior discount notes due 2014	–	169,918	169,918	–
Proceeds from financing lease obligations	6,661	–	–	–
Principal payments under capital and financing lease obligations	(3,163)	(856)	(2,020)	(2,574)
Principal payments under mortgage obligations	(10)	–	–	–
Deferred financing costs	(24,895)	(19,733)	–	(3,725)
Change in construction payables	1,204	4,747	(2,234)	(4,307)
Cash portion of preferred dividends	–	–	(9,349)	–
Proceeds from exercise of stock options	–	–	52	3,894
Treasury stock purchases and other	–	–	(333)	(445)

Net cash provided by (used in) financing activities	21,434	1,376,763	611,034	(5,274)
Effect of exchange rate changes on cash and equivalents	4,755	1,847	(615)	(451)

Net increase in cash and equivalents	159,421	72,945	63,388	88,836
Cash and equivalents at beginning of year	72,945	–	333,248	244,412

Cash and equivalents at end of year	$232,366	$72,945	$396,636	$333,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $2,239, $203, $658 and $2,658 during successor periods 2006 and 2005 and predecessor periods 2005 and fiscal 2004, respectively)	$115,753	$47,788	$42,629	$78,479
Income taxes, net	(4,488)	838	2,364	3,880
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$–	$4,941	$–	$–
Preferred dividends	–	–	93,475	40,277

Refer to Note 2—Acquisitions for discussion of non-cash activities related to acquisitions.

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock				Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock
Common Stock
(In thousands, except share and per share data)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	–	$–	–	$–	–	$–	–	$–	–	$–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Stock-based compensation–options	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock	–	–	769,350	8	–	–	–	–	–	–

Balance, March 31, 2005	–	–	769,350	8	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Additional minimum pension liability	–	–	–	–	–	–	–	–	–	–
Unrealized gain on Cinemex swap agreements	–	–	–	–	–	–	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Stock-based compensation-options	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock for Merger	–	–	(769,350)	(8)	382,475.00000	4	382,475.00000	4	5,128.77496

Balance, March 30, 2006	–	$–	–	$–	382,475.00000	$4	382,475.00000	$4	5,128.77496	$–

Predecessor from April 3, 2003 through December 23, 2004
Balance, April 3, 2003	280,107	$187	33,286,173	$22,191	–	$–	–	$–	–	$–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Additional minimum pension liability	–	–	–	–	–	–	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Preferred Stock for dividends	19,370	13	–	–	–	–	–	–	–	–
Preferred Stock dividends	–	–	–	–	–	–	–	–	–	–
Preferred Stock accretion	–	–	–	–	–	–	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	603,580	402	–	–	–	–	–	–
Deferred compensation – restricted stock awards	–	–	–	–	–	–	–	–	–	–
Unissued restricted stock awards	–	–	–	–	–	–	–	–	–	–
Treasury stock purchase	–	–	–	–	–	–	–	–	–	–

Balance, April 1, 2004	299,477	200	33,889,753	22,593	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Preferred Stock for dividends	39,479	26	–	–	–	–	–	–	–	–
Preferred Stock dividends	–	–	–	–	–	–	–	–	–	–
Preferred Stock accretion	–	–	–	–	–	–	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	82,565	51	–	–	–	–	–	–
Deferred stock units and awards	–	–	–	–	–	–	–	–	–	–
Stock issued in connection with acquisition of GC	–	–	148,148	99	–	–	–	–	–	–
Treasury stock purchase	–	–	–	–	–	–	–	–	–	–
Elimination of Predecessor Company stockholders' equity	(338,956)	(226)	(34,120,466)	(22,743)	–	–	–	–	–	–

Balance, December 23, 2004	–	$–	–	$–	–	$–	–	$–	–	$–

See Notes to Consolidated Financial Statements.

	Class L-1 Voting Common Stock		Class L-1 Voting Common Stock
					Convertible Class B Stock					Common Stock In Treasury
							Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	–	–	–	$–	–	$–	$–	$–	$–	–	$–	$–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(44,390)	–	–	(44,390)
Foreign currency translation adjustment	–	–	–	–	–	–	–	430	–	–	–	430
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(45)	–	–	–	(45)
Comprehensive loss
Stock-based compensation–options	–	–	–	–	–	–	443	–	–	–	–	443
Issuance of Common Stock	–	–	–	–	–	–	765,592	–	–	–	–	765,600

Balance, March 31, 2005	–	–	–	–	–	–	766,035	385	(44,390)	–	–	722,038
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(212,215)	–	–	(212,215)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(11,685)	–	–	–	(11,685)
Additional minimum pension liability	–	–	–	–	–	–	–	(172)	–	–	–	(172)
Unrealized gain on Cinemex swap agreements	–	–	–	–	–	–	–	594	–	–	–	594
Unrealized loss on marketable securities	–	–	–	–	–	–	–	220	–	–	–	220
Comprehensive loss												(223,258)
Stock-based compensation-options	–	–	–	–	–	–	1,052	–	–	–	–	1,052
Issuance of Common Stock for Merger	256,085.61252	3	256,085.61252	3	–	–	540,665	–	–	–	–	540,671

Balance, March 30, 2006	256,085.61252	$3	256,085.61252	$3	–	$–	$1,307,752	$(10,658)	$(256,605)	–	$–	$1,040,503

Predecessor from April 3, 2003 through December 23, 2004
Balance, April 3, 2003	–	$–	–	$–	3,051,597	$2,035	$464,663	$(8,773)	$(200,002)	35,387	$(582)	$279,719
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(10,714)	–	–	(10,714)
Foreign currency translation adjustment	–	–	–	–	–	–	–	6,877	–	–	–	6,877
Additional minimum pension liability	–	–	–	–	–	–	–	(622)	–	–	–	(622)
Unrealized gain on marketable securities	–	–	–	–	–	–	–	525	–	–	–	525
Comprehensive loss												(3,934)
Preferred Stock for dividends	–	–	–	–	–	–	38,237	–	–	–	–	38,250
Preferred Stock dividends	–	–	–	–	–	–	(40,277)	–	–	–	–	(40,277)
Preferred Stock accretion	–	–	–	–	–	–	2,006	–	–	–	–	2,006
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	–	–	–	–	4,114	–	–	–	–	4,516
Deferred compensation – restricted stock awards	–	–	–	–	–	–	(68)	–	–	–	–	(68)
Unissued restricted stock awards	–	–	–	–	–	–	823	–	–	–	–	823
Treasury stock purchase	–	–	–	–	–	–	–	–	–	42,610	(431)	(431)

Balance, April 1, 2004	–	–	–		3,051,597	2,035	469,498	(1,993)	(210,716)	77,997	(1,013)	280,604
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(35,878)	–	–	(35,878)
Foreign currency translation adjustment	–	–	–	–	–	–	–	3,241	–	–	–	3,241
Unrealized gain on marketable securities	–	–	–	–	–	–	–	147	–	–	–	147
Comprehensive loss												(32,490)
Preferred Stock for dividends	–	–	–	–	–	–	93,449	–	–	–	–	93,475
Preferred Stock dividends	–	–	–	–	–	–	(104,300)	–	–	–	–	(104,300)
Preferred Stock accretion	–	–	–	–	–	–	1,476	–	–	–	–	1,476
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	–	–	–	–	12	–	–	–	–	63
Deferred stock units and awards	–	–	–	–	–	–	7,949	–	–	–	–	7,949
Stock issued in connection with acquisition of GC	–	–	–	–	–	–	1,922	–	–	–	–	2,021
Treasury stock purchase	–	–	–	–	–	–	–	–	–	22,372	(333)	(333)
Elimination of Predecessor Company stockholders' equity	–	–	–	–	(3,051,597)	(2,035)	(470,006)	(1,395)	246,594	(100,369)	1,346	(248,465)

Balance, December 23, 2004	–	$–	–	$–	–	$–	$–	$–	$–	–	$–	$–

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 30, 2006, March 31, 2005 and April 1, 2004

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned by J.P. Morgan Partners, LLC Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

        AMCE, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries' Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada" formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

        The Company completed a merger on December 23, 2004 in which Holdings' subsidiary, Marquee Inc. ("Marquee") acquired the Company. See Note 2—Acquisitions for additional information regarding this merger. Holdings is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE and Holdings as the surviving reporting entities (collectively the "Successor"). The merger with Marquee was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the fifty-two weeks ended March 30, 2006 and the period from inception July 16, 2004 through March 31, 2005 and those of its Predecessor, AMCE for the period April 2, 2004 through December 23, 2004 and the fifty-two weeks ended April 1, 2004.

        In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of senior unsecured floating rate Notes due 2010 ("Floating Notes due 2010") and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the merger with Marquee were related to these financings. Because AMCE was the primary beneficiary of the two merger entities, which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, AMCE was required to consolidate the merger entities' operations and financial position into AMCE's financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE and the letters of credit which gave rise to consolidation of the entities under FIN 46 were cancelled. As such,

Marquee's operations and financial position are included within AMCE's Consolidated Financial Statements and Holding's results of operations are included within the Predecessor Company's Consolidated Financial Statements from its inception on July 16, 2004 through December 23, 2004. Subsequent to December 23, 2004 AMCE deconsolidated Holding's assets and liabilities.

        The results of operations of Holdings included within the Predecessor Company's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

        Holdings has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010 and the Existing Subordinated Notes and the amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 3—Discontinued Operations.

        Assets held for Sale:    In conjunction with the Merger (see Note 2), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require the Company to hold separate and divest itself of certain theatres. As a result, the Company has classified the assets and liabilities of these theatres as held for sale. The Company expects to divest certain of these theatres in the first fiscal quarter of 2007.

        Additionally, the Company entered into an agreement to sell its consolidated operations in Spain and Portugal and as a result, the Company has classified the assets and liabilities of these theatres as held for sale. These sales were subsequently consummated on May 11, 2006.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of Holdings and all subsidiaries and the Predecessor accounts include the results of operations of Holdings and Marquee from their inception on July 16, 2004 through December 23, 2004 due to consolidation under FIN 46 (R), as discussed above. All significant intercompany balances and transactions have been eliminated.

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2006, 2005 and 2004 reflect 52 week periods.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of stored value cards, discounted theatre tickets and gift certificates (no revenue or income recognition for non-presentment) until such time as the items are redeemed or the gift certificate liabilities are extinguished or management believes future redemption of stored value cards to be remote or the discounted theatre tickets expire. The Company recognizes revenues related to on-screen advertising over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. During the Successor periods ended March 30, 2006 and March 31, 2005, the Company recognized

$8,699,000 and $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of March 30, 2006 and March 31, 2005, the Company recorded film payables of $65,488,000 and $53,387,000, respectively. The Successor recorded film exhibition costs of $610,600,000 and $157,339,000 for the Successor periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor reported film exhibition costs of $465,086,000 and $621,848,000 for the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

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

        On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCN and NCM in other theatre revenues. The Company contributed fixed assets, exhibitor agreements and goodwill (recorded in connection with the merger with Marquee) of its cinema screen advertising subsidiary NCN to NCM. Additionally, the Company paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units to NCN. Since that date, NCN's interest in NCM has declined to 29% due to the entry of new investors.

        Loyalty Program:    The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards are earned. Historically, the costs of these awards have not been significant.

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

        Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of March 30, 2006 and March 31, 2005 was $13,829,000 and $35,320,000, respectively.

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

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC and Cinemex Trademark intangible assets associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC and Cinemex Trademark intangible assets are considered indefinite lived intangible assets, and therefore not amortized, but rather evaluated for impairment annually. There was no impairment of the Company's intangible assets as of March 30, 2006.

        Investments:    The Company accounts for its investments in non-consolidated entities using the cost and equity methods of accounting, has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings or losses of these entities accounted for following the equity method of accounting within investment income in its consolidated statements of operations. As of March 30, 2006, the Company holds a 50% interest in Hoyts General Cinemas South America ("HGCSA") a partnership that operates 18 theatres in South America; a 29% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 27% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 50% interest in Yelmo Cineplex, a joint venture that operates 27 theatres in Spain; and a 50% interest in three theatres that are accounted for following the equity method of accounting. The Company's recorded investments exceed its proportional ownership of the underlying equity in these entities by approximately $33,806,000. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets (1-5 years) or evaluated for impairment. There was no impairment of the Company's investments as of March 30, 2006. As of March 30, 2006 the Company holds a 9% interest in Fandango, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews that is accounted for following the cost method of accounting.

        Acquisitions:    The Company accounts for its acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that the Company estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of its indebtedness and valuation assessments prepared by a valuation specialist.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $2,018,318,000 as of March 30, 2006 and $1,401,740,000 as of March 31, 2005. The Company evaluates goodwill for impairment as of the end of the fourth fiscal quarter and any time an event occurs or circumstances change that would reduce the fair value for a reporting unit below its carrying amount. The Company's goodwill is recorded in its U.S. and Canada theatrical exhibition operating segment, in Cinemex and in our Spain and Portugal theatres which are also the reporting units for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by considering multiples applied to cash flow estimates less net indebtedness which it believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value. There was no goodwill impairment as of March 30, 2006.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the issuance of debt securities, which are being amortized to interest expense over the respective lives of the issuances, and investments in real estate, which are recorded at the lower of historical cost or fair value.

        Preopening Expense:    Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres and are expensed as incurred.

        Theatre and Other Closure Expense:    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense for exit activities initiated after December 31, 2002 and all accretion expense subsequent to the merger with Marquee is included as a component of theatre and other closure expense. The Successor recorded theatre and other closure expense of $601,000 and $1,267,000 for the periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor recorded theatre and other closure expense of $10,758,000 and $4,068,000 for the periods ended December 23, 2004 and April 1, 2004, respectively. Accrued theatre and other closure expense is generally classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

        Restructuring Charge:    The Company recognizes restructuring charges based upon the nature of the costs incurred. Costs resulting from one-time termination benefits where employees are not required to render future service to receive the benefits are recognized and a liability is recorded when management commits to a plan of termination which identifies the number of employees to be terminated, their job classifications, locations, expected termination dates and when the plan is communicated to the employees and establishes the detailed terms of the benefits to be received by employees.

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

        The Company recorded $4,926,000 of expenses, primarily at its home office and at its NCN and other operating segment, related to one-time termination benefits and other costs for the displacement of approximately 200 associates in connection with the organizational restructuring and the contribution of assets by NCN to NCM during fiscal 2005. The Company incurred an additional $3,139,000 in one-time termination benefits and approximately $841,000 related to closure of offices during fiscal 2006. The Company's restructuring activities were complete as of March 30, 2006.

        The Company recorded a liability of $27,090,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Merger with Loews as part of purchase accounting. The Company recorded an additional $4,845,000 liability related to closures of Loews' duplicate administrative facilities in connection with the Merger with Loews as part of purchase accounting.

        Leases:    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years (see Note 18—Related Party Transactions), with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS No. 13"). The leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

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

        During fiscal 2005, the Company determined that its lease terms commence at the time it obtains "control and access" to the leased premises which is generally a date prior to the "lease commencement date" contained in the lease agreements. The Company has evaluated the impact of a change in the commencement date of its lease terms based on when it has "control and access" to the leased premises and has determined that the impact was immaterial to the prior periods.

        The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has "control and access" to the leased premises. Rent expense related to the "rent holiday" is recorded as a component of preopening expense until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the theatre opening date are expensed as a component of rent expense. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the economic life of the leasehold improvements.

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

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $25,144,000 and $43,372,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of March 30, 2006 and March 31, 2005, respectively.

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

        Impairment losses by operating segment are as follows:

Impairment of long-lived assets (In thousands)	52 weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S. and Canada theatrical exhibition	$11,974	$–	$–	$12,747
International theatrical exhibition	–	–	–	3,525
Total impairments of long-lived assets	$11,974	$–	$–	$16,272

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

        Stock-based Compensation:    Holdings granted options on 39,476.72872 shares to certain employees during the Successor periods ended March 31, 2005 and March 30, 2006. The Successor has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $1,319,000 of stock-based compensation expense during its period ended March 30, 2006 and $1,201,000 of stock-based compensation expense during its period ended March 31, 2005 and the Predecessor has recorded no stock compensation expense for its period ended December 23, 2004.

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

        Two of the holders of Holdings' stock and stock options have written put rights associated with their options and underlying shares whereby they can require Holdings to repurchase their options and shares. These liability-classified options and shares are required to be remeasured during each reporting period. The successor has recorded $1,894,000 of other income related to the re-measurement of the liability-classified shares during the Successor period ended March 30, 2006. One holder of Holdings' stock has an amount-specific put right whereby the holder can require Holdings to repurchase his shares for $600,000 on or prior to December 31, 2006. A liability of $2,881,000 and $4,509,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of March 30, 2006 and March 31, 2005, respectively, for all shares and options containing written put rights.

        The Predecessor accounted for its stock options, restricted stock awards and deferred stock units under plans that it sponsored following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees (APB No. 25) and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $8,727,000 was reflected in net loss for fiscal 2004. No stock-based employee compensation expense for stock options was reflected in net loss for fiscal 2004, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	March 30, 2006(1)	March 31, 2005(1)	April 2, 2004 through December 23, 2004	April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Weighted average fair value on grant date	$230.75	$575.48	$–	$–
Risk-free interest rate	4.5%	3.6%	–	–
Expected life (years)	3	5	–	–
Expected volatility	25.8%	65.3%	–	–
Expected dividend yield	–	–	–	–

(1)
Represents assumptions for stock options granted to certain employees of the Company.

        The following table illustrates the effect on net loss as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands)	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Predecessor)	(Predecessor)
Net loss:
As reported	$(35,878)	$(10,714)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	–	5,236
Deduct: Total stock-based compensation expense determined under fair value method for all awards	–	(5,930)

Pro forma	$(35,878)	$(11,408)

        Income Taxes:    AMCE joins with Holdings in filing a consolidated U.S. Corporation Income Tax return and, in certain states, consolidated state income tax returns. With respect to the consolidated federal and state income tax returns, the Successor remits income taxes to the applicable taxing jurisdiction and records income taxes payable and receivable from other members of the group as if each member filed separate federal and state income tax returns. Additionally, the Successor's provision for income taxes is computed as if it filed separate income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

        AMCE entered into a tax sharing agreement with Holdings under which AMCE agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to AMCE or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence.

        Casualty Insurance:    The Company is self-insured for general liability up to $400,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of March 30, 2006 and March 31, 2005, the Company had recorded casualty insurance reserves of $26,373,000 and $22,080,000, respectively. The Successor recorded expenses related to general liability and workers compensation claims of $10,936,000 and $2,088,000 for the periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor recorded $8,288,000 and $10,581,000 for the periods ended December 23, 2004 and April 1, 2004, respectively.

        New Accounting Pronouncements:    In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As the Company has already adopted SFAS 123(R), the Company would be required to apply the guidance in the first reporting period beginning after the date the final FSP is posted to the FASB website and would be required to apply the proposed guidance retrospectively to prior-period results to which SFAS 123(R) was applied. The Company does not believe the adoption of FSP 123 R-4 will have an impact on the consolidated financial position, results of operations, or cash flows.

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, the Company will no longer be able to capitalize rental costs during the construction period and will begin expensing them as preopening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005. The Company early adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the "rent holiday".

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

        In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. As a result of the merger with Marquee, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, Loews as of January 26, 2006 and AMCE, as of December 23, 2004. The purchase method of accounting requires that the assets and liabilities be recorded at their fair values on the date of the purchase. The consolidated financial statements presented herein are those of the Successor from its inception on July 16, 2004 through March 30, 2006, and those of its Predecessor, AMCE, for all prior periods through the date of the merger with Marquee.

NOTE 2—ACQUISITIONS

Merger with Loews

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, the "Mergers"). The transaction closed on January 26, 2006. Upon completion of the Mergers, the existing stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., currently hold approximately 60% of its outstanding capital stock, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), hold approximately 40% of the outstanding capital stock of Holdings.

        The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $540,671,000. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. operating 27 theatres with 311 screens in Spain that is accounted for using the equity method. The financing of the Merger is described in Note 7. The Merger did not constitute a change in control.

        The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities of LCE Holdings based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, estimates of fair value for issuance of common stock and a valuation assessment prepared by a valuation specialist:

(In thousands)
Cash and equivalents	$142,512
Current assets	46,879
Property, net	838,172
Intangible assets, net	107,561
Goodwill	738,739
Deferred income taxes	6,740
Other long-term assets	50,362
Current liabilities	(196,389)
Corporate borrowings	(1,054,192)
Capital and financing lease obligations	(32,524)
Other long-term liabilities	(107,189)

Total estimated purchase price	$540,671

        Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $609,578,000 and $129,161,000 was recorded at the Company's U.S. and Canada theatrical exhibition operating segment and at the Cinemex reporting unit in the International operating segment, respectively. The preliminary allocation of purchase price and estimates of fair values may potentially change in the future as additional information becomes available.

        The Merger included the acquisition of intangible assets including; $43,145,000 related to favorable leases with remaining lease terms ranging from one to thirteen years, $9,595,000 related to Loews and Cinemex trademark and tradenames, $52,452,000 related to advertising and management contracts, and $6,805,000 related to Cinemex non-compete agreement. The Loews' tradename amortization period is 5 years. These fair values are based on management's best estimate using available evidence including a study performed by a valuation specialist. The Cinemex trademark and tradename are indefinite-lived intangible assets which are not subject to amortization, but do require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The weighted average amortization period for LCE and Cinemex favorable leases was approximately eight years. Acquired intangible assets are more fully discussed in Note 5.

Merger with Marquee

        On December 23, 2004, the Company completed a merger in which Holdings acquired AMCE pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004, by and among AMCE, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into AMCE, with AMCE remaining as the surviving entity and becoming a wholly owned subsidiary of Holdings. The merger was voted on and approved by the Company's shareholders on December 23, 2004.

        Pursuant to the terms of the merger agreement, each issued and outstanding share of AMCE's Common Stock and Convertible Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Company's Series A Convertible Preferred Stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger with Marquee was approximately $1,665,200,000. AMCE made payments to holders of its Common Stock, Convertible Class B Stock and Series A Convertible Preferred Stock in the aggregate amount of $1,647,300,000 and Holdings made payments of $17,900,000 to the holders of 1,451,525 vested in-the-money options and holders of 520,350 deferred stock units that vested upon consummation of the merger. The Company has recorded $63,057,000 ($20,325,000 Successor and $42,732,000 Predecessor) of general and administrative expenses related to the merger with Marquee all of which were paid as of March 31, 2005. Included in these amounts are $20,000,000 of Successor transaction fees paid to J.P. Morgan Partners (BHCA), L.P. and Apollo Investment Fund V, L.P. and certain related investment funds.

        Marquee used the net proceeds from the sale of AMCE's notes (as described in Note 7), together with existing cash balances of AMCE and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the former sponsors, the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the merger with Marquee.

        The Company has accounted for the merger with Marquee as a purchase in accordance with SFAS No. 141, Business Combinations, with Marquee being the accounting acquiror and AMCE being the acquired entity. As such the financial information presented herein represents (i) the Consolidated Statements of Operations of the Successor for the period from inception on July 16, 2004 through March 30, 2006, the Consolidated Statements of Operations of the Predecessor for the thirty-eight weeks ended December 23, 2004 and the fifty-two weeks ended April 1, 2004, (ii) the Consolidated Balance Sheet of the Successor as of March 30, 2006 and March 31, 2005, and (iii) the Consolidated Statements of Cash Flows of the Successor for the fifty-two weeks ended March 30, 2006 and the period from inception on July 16, 2004 through March 31, 2005, and the Consolidated Statements of Cash Flows of the Predecessor for the thirty-eight weeks ended December 23, 2004 and the fifty-two weeks ended April 1, 2004.

        The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the merger with Marquee. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of our indebtedness and a valuation assessment prepared by a valuation specialist (in thousands):

Cash and equivalents	$396,636
Other current assets	99,794
Property, net	894,293
Intangible assets	205,148
Goodwill	1,377,196
Deferred income taxes	64,106
Other long-term assets	61,006
Current liabilities	(344,908)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(312,263)

Total estimated purchase price	$1,665,200

        The merger with Marquee included the acquisition of intangible assets including; $74,000,000 related to the AMC trademark and tradename, $54,993,000 related to favorable leases, and $46,000,000 related to the Company's Moviewatcher customer loyalty program (A customer relationship intangible asset). These fair values are based on management's best estimate using available evidence including a study performed by a valuation specialist. The AMC trademark and tradename is an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The weighted average amortization period for favorable leases was approximately fourteen years. In determining the useful life of the Moviewatcher customer relationship intangible asset, the Company utilized information tracking the behavior pattern of the customers participating in this program. The data suggests that the Moviewatcher customers exhibit a higher frequency of trips to the theatres and many of the members remain active within the program for extended periods. The membership data was utilized in developing an attrition/retention rate used in the valuation analysis. The analysis indicates that an active base of members contribute incremental cash flow to the business over a period of at least 8 years. However, it should be noted that over two-thirds of the cash flow generated from this asset is derived in the first 5 years. The amortization of the fair value of this asset reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Accordingly the Company has calculated the consumption pattern of this asset by comparing the undiscounted cash flows for each year with the sum of the undiscounted cash flows generated by this asset to develop the ratio of the fair value of the asset that would be amortized during the period.

        Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been allocated to the Company's U.S. and Canada theatrical exhibition operating segment, Other operating segment, Japan AMC Theatres Inc., the Company's Japan branch and the Company's consolidated Spain and Portugal operations conducted through AMC Entertainment Espana S.A. and Actividades Multi-Cinemas E Espectaculos, LDA (the reporting units). The Company has performed it annual impairment test for goodwill and recorded no impairment as of March 30, 2006. The goodwill of $29,973,000, allocated to the Other operating segment, was contributed to a cinema screen advertising joint venture between the Company and Regal Entertainment Group, National CineMedia LLC ("NCM"), and is included in the Company's investment in NCM together with certain of NCN's other contributed assts. Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005, and goodwill of $6,599,000 was allocated to the remaining Japan location, which was disposed of in connection with the consummation of the sale of that entity on September 1, 2005. Goodwill of $11,712,000 was allocated to the Spain and Portugal theatres and is included in non-current assets held for sale.

Pro Forma Effect of Merger Transactions

        The unaudited pro forma financial information presented below sets forth the Company's and LCE Holdings' historical consolidated statements of operations for the periods indicated and give effect to the merger transactions with Loews and Marquee, the contribution of NCN assets to NCM and the related debt issuances as adjusted for the respective purchase price allocations as if each transaction occurred on April 2, 2004 and April 1, 2005. Because the pro forma financial information gives effect to the transactions described above as of the beginning of fiscal 2005, all pro forma information is for the Successor. Such information is presented for comparative purposes only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Fifty-two week periods
(In thousands)	Pro Forma April 1, 2005 through March 30, 2006	Pro Forma April 2, 2004 through March 31, 2005
	(Successor)	(Successor)
Revenues	$2,388,052	$2,531,990
Cost of operations	1,534,504	1,606,952
Rent	434,204	421,873
General and administrative:
Merger and acquisition costs*	18,059	8,116
Management fee	5,000	5,000
Other	76,985	89,950
Preopening expense	10,635	2,553
Theatre and other closure expense	601	12,025
Restructuring charge	3,980	5,053
Depreciation and amortization	282,285	291,936
Impairment of long-lived assets	11,974	–
Disposition of assets and other gains	(1,300)	(5,274)

Total costs and expenses	2,376,927	2,438,184
Other expense (income)	(11,712)	(6,778)
Interest expense	228,518	222,317
Investment expense (income)	5,127	(6,720)

Total other expense	221,933	208,819

Loss from continuing operations before income taxes	(210,808)	(115,013)
Income tax provision	10,055	11,461

Loss from continuing operations	(220,863)	(126,474)
Loss from discontinued operations	(22,409)	(230)

Net loss	$(243,272)	$(126,704)

*
Primarily represents non recurring costs for the Merger Transactions.

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

        Amounts recorded for goodwill are not subject to amortization, were recorded at the Company's U.S. and Canada theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

NOTE 3—DISCONTINUED OPERATIONS

        On June 30, 2005, the Company sold one of its wholly-owned subsidiaries Japan AMC Theatres Inc., including four of its five theatres in Japan. The Company sold its remaining Japanese theatre during the second fiscal quarter of 2006. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company has incurred cumulative pre-tax losses of $38,689,000, including a $4,999,000 impairment charge in fiscal 2003.

        The operations and cash flows of the Japan theatres have been eliminated from the Company's ongoing operations as a result of the disposal transactions. The Company will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company's International theatrical exhibition operating segment. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$11,293	$13,083	$35,310	$48,213
Concessions	2,134	2,551	7,082	9,746
Other revenue	363	268	1,485	2,422

Total revenues	13,790	15,902	43,877	60,381

Costs and Expenses
Film exhibition costs	6,076	7,534	19,932	27,519
Concession costs	323	352	1,519	2,047
Operating expense	3,243	2,944	8,976	12,286
Rent	3,918	3,744	11,503	15,079
General and administrative—other	1,833	206	646	588
Depreciation and amortization	706	821	1,832	3,705
Impairment of long-lived assets	–	–	–	–

Total costs and expenses	16,099	15,601	44,408	61,224

Investment income	–	–	–	2
Earnings (loss) before income taxes	(2,309)	301	(531)	(841)
Income tax provision	20,100	–	–	–

Earnings (loss) from discontinued operations	$(22,409)	$301	$(531)	$(841)

        Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company's Japan branch and disposed of in connection with the consummation of the sale of those entities and there was no gain or loss on the sales. The goodwill is not deductible for tax purposes and is discussed in Note 9.

        On December 4, 2003, the Company sold its only theatre in Sweden and incurred a loss on sale of $5,591,000 which included a $5,252,000 payment to the purchaser to release the Company from future lease obligations related to the theatre. The Company opened its theatre in Sweden during fiscal 2001 and since that time the Company has incurred cumulative pre-tax losses of $17,210,000, including a $4,668,000 impairment charge in fiscal 2002 and a $5,591,000 loss on sale in fiscal 2004.

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

(In thousands)	52 Weeks Ended April 1, 2004
(Predecessor)
Revenues
Admissions	$3,378
Concessions	949
Other revenue	198

Total revenues	4,525

Expense
Film exhibition costs	1,698
Concession costs	321
Operating expense	1,572
Rent	1,678
General and administrative expense—other	54
Depreciation and amortization	42
Disposition of assets and other gains	5,591

Total costs and expenses	10,956

Investment income	–
Loss before income taxes	(6,431)
Income tax benefit	(2,600)

Loss from discontinued operations	$(3,831)

NOTE 4—PROPERTY

        A summary of property is as follows:

(In thousands)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
Property owned:
Land	$38,361	$8,804
Buildings and improvements	252,640	208,888
Leasehold improvements	918,740	482,308
Furniture, fixtures and equipment	1,116,763	988,845

	2,326,504	1,688,845
Less-accumulated depreciation and amortization	828,574	840,587

	1,497,930	848,258

Property leased under capital leases:
Buildings and improvements	23,725	28,459
Less-accumulated amortization	20,607	22,254

	3,118	6,205

	$1,501,048	$854,463

        Included in property is $34,796,000 and $29,078,000 of construction in progress as of March 30, 2006 and March 31, 2005, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operation segment is presented below.

(In thousands)	U.S. and Canada	International	Other	Total
Merger on December 23, 2004	$1,401,740	$–	$29,973	$1,431,713
Goodwill contributed to NCM	–	–	(29,973)	(29,973)

Balance as of March 31, 2005	1,401,740	–	–	1,401,740
Goodwill allocated to sale of Japan theatres	(51,373)	51,373	–	–
Sale of Japan theatres	–	(51,373)	–	(51,373)
Merger with LCE	609,578	129,161	–	738,739
Currency translation adjustment	–	(4,559)	–	(4,559)
Goodwill allocated to pending sale of Spain and Portugal theatres	(11,712)	11,712	–	–
Reclassification of Spain and Portugal theatres to assets held for sale	–	(11,712)	–	(11,712)
Fair value adjustments(1)	(54,517)	–	–	(54,517)

Balance as of March 30, 2006	$1,893,716	$124,602	$–	$2,018,318

(1)
Adjustments to fair value relate primarily to the release of valuation allowances for deferred tax assets and assets and liabilities disposed of classified as held for sale during fiscal 2006. The adjustments relate to goodwill recorded in the merger with Marquee.

		March 30, 2006		March 31, 2005
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$116,047	$(13,079)	$74,890	$(7,371)
Loyalty program	4 years	46,000	(14,950)	46,000	(3,864)
LCE trade name	5 years	2,300	(80)	–	–
LCE/Cinemex advertising and management contracts	3 to 25 years	48,951	(2,841)	–	–
Cinemex non-compete	2 years	6,462	(313)	–	–
Other intangible assets	1 to 16 years	30,701	(26,922)	31,399	(25,510)

Total, amortizable		$250,461	$(58,185)	$152,289	$(36,745)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,032		–

Total, unamortized		$81,032		$74,000

Amortization expense associated with the intangible assets noted above is as follows:

	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Recorded Amortization	$21,440	$6,273	$2,936	$6.290

Estimated amortization expense for the next five fiscal years for intangible assets owned as of March 30, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$39,034	$31,709	$25,574	$18,658	$12,878

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
Other current assets:
Prepaid rent	$3,166	$27,955
Deferred income taxes	5,416	18,560
Income taxes receivable	6,830	6,345
Prepaid Insurance	5,089	2,156
Merchandise Inventory	8,204	4,526
Other	5,942	6,430

	$34,647	$65,972

Other long-term assets:
Investments in real estate	$7,100	$10,458
Deferred financing costs	42,245	22,792
Investments in joint ventures	89,952	57,862
Other	33,015	27,286

	$172,312	$118,398

Accrued expenses and other liabilities:
Taxes other than income	$44,621	$31,598
Interest	19,970	12,695
Payroll and vacation	12,536	10,375
Casualty claims and premiums	8,850	8,930
Accrued bonus	4,192	11,761
Theatre and other closure	16,193	26,506
Merger exit costs	4,618	–
Rent	10,455	2,285
Merger severance liability	10,571	–
Restructuring reserve	–	4,926
Group Insurance	3,046	2,038
Merger and acquisition costs	4,300	952
Other	17,875	7,736

	157,227	$119,802

Other long-term liabilities:
Unfavorable lease obligations	$229,893	$249,207
Deferred rent	23,921	4,234
Casualty claims and premiums	17,523	13,150
Pension and other benefits	71,784	55,020
Deferred income	21,877	12,414
Deferred gain	21,426	–
Advance sale leaseback proceeds	6,178	6,916
Theatre and other closure	5,523	2,000
Deferred compensation liability	5,307	5,517
Deferred rebates	9,269	–
Other	6,773	5,782

	$419,474	$354,240

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
New Senior Secured Credit Facility (6.9% as of March 30, 2006)	$650,000	$–
8 5/8% Senior Fixed Rate Notes due 2012	250,000	250,000
Senior Floating Rate Notes due 2010 (9.0% as of March 30, 2006)	205,000	205,000
8% Senior Subordinated Notes due 2014	298,648	298,530
9 7/8% Senior Subordinated Notes due 2012	187,808	189,455
9 1/2% Senior Subordinated Notes due 2011	218,138	218,985
11% Senior Subordinated Notes due 2016	325,000	–
12% Senior Discount Notes due 2014	205,127	182,561
Capital and financing lease obligations, 10 3/4%	68,130	65,470
Cinemex Credit Facility	113,665	–
Mortgage Payable	2,300	–

	2,523,816	1,410,001
Less: current maturities	30,804	3,445

	$2,493,012	$1,406,556

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 30, 2006 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2007	$11,056	$6,942	$4,114	$26,690	$30,804
2008	10,333	6,705	3,628	28,392	32,020
2009	9,969	6,250	3,719	46,283	50,002
2010	9,925	5,826	4,099	40,600	44,699
2011	9,975	5,355	4,620	424,311	428,931
Thereafter	85,306	37,356	47,950	1,988,283	2,036,233

Total	$136,564	$68,434	$68,130	$2,554,559	$2,622,689

New Senior Secured Credit Facility

        Concurrently with the consummation of the Mergers, the Company entered into a new credit facility. The new senior secured credit facility is with a syndicate of banks and other financial institutions and provides financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. The Company's ability to borrow against the revolving credit facility is limited to approximately $90.0 million as of March 30, 2006 due to restrictions imposed by our various debt agreements.

        Borrowings under the new senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to the Company attaining certain leverage ratios. As of March 30, 2006 the annual interest rate on the term loan was 6.9%. In addition to paying interest on outstanding principal under the new senior secured credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). The Company will also pay customary letter of credit fees. The Company may voluntarily repay outstanding loans under the new senior secured credit facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. The Company is required to repay $1,625,000 of the term loan quarterly, beginning March 31, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        All obligations under the new senior secured credit facility are guaranteed by each of the Company's 100% owned domestic subsidiaries. All obligations under the new senior secured credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of the Company's assets as well as those of each subsidiary guarantor.

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

        In addition, the new senior secured credit facility requires the Company, commencing with the fiscal quarter ended September 30, 2006, to maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The new senior secured credit facility also contains certain customary affirmative covenants and events of default. Costs related to the issuance of the New Senior Secured Credit Facility were capitalized and are charged to interest expense following the interest method, over the lives of the facilities. Unamortized issuance costs were $14,408,000 as of March 30, 2006.

Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a 100% owned subsidiary of Cinemex and an indirect 100% subsidiary of AMCE, entered into a senior secured credit facility, which remains in place after the consummation of the Merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew 106.4 million Mexican pesos (approximately $10 million in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $103.9 million was outstanding under the senior secured credit facility as of March 30, 2006. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). During January and February of 2006, Cinemex drew 105.4 million Mexican pesos under the revolving credit facility (approximately $9.8 million was outstanding as of March 30, 2006). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of March 30, 2006 was 9.31%. This rate was adjusted to 8.5% on approximately $68.8 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $35.1 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005. The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

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

Notes Due 2011

        On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2011 ("Notes due 2011") and on March 29, 2002, the Company issued an additional $72,880,000 aggregate principal amount of Notes due 2011 in connection with the acquisition of GC Companies. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2011), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2012, Notes due 2014 and Notes due 2016.

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

        The merger with Marquee constituted a "change of control" under the Notes due 2011 which allowed the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. Noteholders tendered $1,663,000 aggregate principal amount of the Notes due 2011, which were repurchased using existing cash.

        The indenture governing the Notes due 2011 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the indenture governing the Notes due 2001 limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply.

        In connection with the merger with Marquee, the carrying value of the Notes due 2011 was adjusted to fair value. As a result, a premium of $7,073,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized premium as of March 30, 2006 is $5,327,000. Unamortized issuance costs were $0 as of March 30, 2006.

Notes Due 2012

        On January 16, 2002, the Company sold $175,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2012 (the "Notes due 2012"). The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August. The Notes due 2012 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2012), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2012 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2012 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011, Notes due 2014 and Notes due 2016.

        The indenture governing the Notes due 2012 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock.

        In connection with the merger with Marquee, the carrying value of the Notes due 2012 was adjusted to fair value. As a result, a premium of $17,078,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized premium as of March 30, 2006 is $12,808,000. Unamortized issuance costs were $0 as of March 30, 2006.

Notes Due 2014

        On February 24, 2004, the Company sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). The Company applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2014), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2014 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011, Notes due 2012 and Notes due 2016.

        The indenture governing the Notes due 2014 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock.

        In connection with the merger with Marquee the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized discount as of March 30, 2006 is $1,352,000. Unamortized issuance costs were $0 as of March 30, 2006.

Fixed Notes and Floating Notes.

        In connection with the merger with Marquee, the Company became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and $205,000,000 aggregate principal amount of Senior Floating Notes due 2010 (the "Floating Notes due 2010" and, together with the Fixed Notes due 2012, the "Senior Notes") that were each previously issued by Marquee on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of the Company's existing and future subordinated indebtedness, rank equally in right of payment with any of the Company's existing and future senior indebtedness and are effectively subordinated in right of payment to any of the Company's secured senior indebtedness, including the amended credit facility, and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the Company's existing and future 100% owned subsidiaries that is a guarantor or direct borrower under the Company's other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of the Company's subsidiaries that do not guarantee the notes.

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at the Company's option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $7,080,000 as of March 30, 2006, are included in other long-term assets.

        The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15, and November 15 of each year and interest payments commenced on November 15, 2004. The interest rate is currently 9.0% per annum for the quarterly period ending May 14, 2006 and the interest rate is 9.42% per annum for the quarterly period ending August 14, 2006. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009. Costs related to the issuance of the Fixed Notes due 2010 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs were $5,534,000 as of March 30, 2006.

11% Senior Subordinated Notes Due 2016

        On January 26, 2006, the Company issued $325,000,000 aggregate principal amount of 11% Senior Subordinated Notes (the "Notes due 2016") issued under an indenture (the "Indenture"), with HSBC Bank USA, National Association, as trustee. The Notes due 2016 will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

        The Notes due 2016 are general unsecured senior subordinated obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of the Company's existing and future domestic restricted subsidiaries that guarantee the Company's other indebtedness.

        The Company may redeem some or all of the Notes due 2016 at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to February 1, 2009. If the Company experiences a change of control (as defined in the indenture governing the Notes due 2016), the Company will be required to make an offer to repurchase the Notes due 2016 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

        The indenture governing the Notes due 2016 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating the Company's obligations under the Notes due 2016 to the Company's obligations under its senior secured credit facility and other senior indebtedness. Costs related to the issuance of the Notes due 2016 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs were $8,766,000 as of March 30, 2006.

        As of March 30, 2006, the Company was in compliance with all financial covenants relating to the New Senior Secured Credit Facility, the Cinemex Credit Facility, the 11% Senior Subordinated Notes due 2016, the 9 1/2% Senior Subordinated Notes due 2011, the 9 7/8% Senior Subordinated Notes due 2012, the 8% Senior Subordinated Notes due 2014, the Fixed Notes due 2012 and the Floating Notes due 2010.

Holdings Discount Notes Due 2014

        To help finance the merger with Marquee, Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger were related to this financing. Because AMCE was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings' operations and financial position into AMCE's financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings' assets and liabilities. The results of operations of Holdings included within the Predecessor's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000. Costs related to the issuance of the Discount Notes due 2014 were capitalized and are charged to interest expense following the interest method over life of the notes. Unamortized issuance costs were $4,396,000 as of March 30, 2006.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010, the Notes due 2011, the Notes due 2012, the Notes due 2014, the Notes due 2016 and the new senior secured credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

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

Derivatives

        On July 28, 2003, Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of the interest rate swap reduces in accordance with the repayment provisions of Cinemex's previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Cinemex term loan.

        The face amount of the interest rate swap on March 30, 2006 was 750 million Mexican pesos ($68.8 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was $444,000 as of March 30, 2006.

        On August 5, 2005, Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payments for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was $2,257,000 as of March 30, 2006.

NOTE 8—STOCKHOLDERS' EQUITY

        Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share ("Class L-1 Common Stock"), 256,085.61252 voting shares of Class L-2 Common Stock, par value $0.01 per share ("Class L-2 Common Stock" and, together with the Class L-1 Common Stock, the "Class L Common Stock"), 382,475 voting shares of Class A-1 Common Stock, par value $0.01 per share (the "Class A-1 Common Stock"), 382,475 voting shares of Class A-2 Common Stock, par value $0.01 per share (the "Class A-2 Common Stock" and, together with the Class A-1 Common Stock, the "Class A Common Stock"), and 5,128.77496 nonvoting shares of Class N Common Stock, par value $0.01 per share (the Class N Common Stock"), such that (i) the former non-management stockholders of LCE Holdings, including the Bain Investors, the Carlyle Investors and the Spectrum Investors (collectively, the "Former LCE Sponsors"), hold all of the outstanding shares of Class L Common Stock, (ii) the pre-existing non-management stockholders of Holdings, including the JPMP Investors and the Apollo Investors (collectively, the "Pre-Existing Holdings Sponsors" and, the Pre-Existing Holdings Sponsors together with the Former LCE Sponsors, the "Sponsors") and other co-investors (the "Coinvestors"), hold all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the "Management Stockholders" and, together with the Sponsors and Coinvestors, the "Stockholders") hold all of the non-voting Class N Common Stock.

        The Class L Common Stock, Class A Common Stock and Class N Common Stock will automatically convert on a one-for-one basis into shares of residual voting common stock, par value $0.01 per share,

upon (i) written consent of each of the Sponsors or (ii) the completion of an initial public offering of capital stock of Holdings or AMCE (an "IPO").

        The issuance of the equity securities was exempt from registration under the Securities Act of 1933 and the rules promulgated thereunder (the "Securities Act") in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

        The fair value of the shares issued by Holdings for LCE Holdings in connections with the Merger was estimated to be $540,671,000.

        In connection with the merger with Marquee, each issued and outstanding share of the Predecessor's common stock and class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Predecessor's preferred stock was converted into the right to receive $2,727.27 in cash.

        See Note 2—Acquisitions and the Consolidated Statements of Stockholders' Equity within this Form 10-K for additional information regarding the impact on stockholder's equity of these mergers.

Stock-Based Compensation

        Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 600.00000 and 38,876.72872 of its shares to certain employees during the Successor periods ended March 30, 2006 and March 31, 2005, respectively. As of March 30, 2006, there was $7,541,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan.

        Holdings is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009, the options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $1,319,000 and $1,201,000 of stock-based compensation expense related to these options and has recognized an income tax benefit of approximately $527,000 and $492,000 in its Consolidated Statements of Operations during the Successor periods ended March 30, 2006 and March 31, 2005, respectively. Two of the holders of stock options and shares have written put rights associated with their options and shares whereby they can require Holdings to repurchase their shares, options and shares underlying the options; one holder of shares has a written put right associated with their shares whereby they can require Holdings to repurchase the shares on or prior to December 31, 2006 and as such $2,881,000 and $4,509,000 of the Stock-based Compensation obligation is recorded in other long term liabilities in the Consolidated Balance Sheets at March 30, 2006 and March 31, 2005, respectively. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Holdings stock option plan.

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

        On June 11, 2004, the Compensation Committee of the Board of Directors awarded 527,398 deferred stock units with a fair value of $7,917,000 and deferred cash award of $1,606,000, to employees, which represented a 100% award based on achievement of all target-based grants made on September 18, 2003. Holdings made payments of $10,150,000 to the holders of 520,350 deferred stock units that vested upon closing the merger with Marquee which was considered as a part of the purchase price in connection with this merger.

        The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored following the recognition and measurement provisions of APB No. 25, Accounting for Stock issued to Employees and related interpretations. No stock-based employee compensation expense related to restricted stock awards and deferred stock units was recorded during the Predecessor period ended December 23, 2004 and $8,727,000 was reflected in net earnings for the Predecessor period ended April 1, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for the period, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Holdings made payments of $7,750,000 to the holders of 1,451,525 vested in-the-money options that vested upon closing the merger with Marquee which was considered as a part of the purchase price in connection with this merger.

        There are currently no outstanding share-based awards under the Company's 2003 LTIP subsequent to the merger with Marquee.

        A summary of stock option activity under all plans is as follows:

	March 30, 2006		From Inception July 16, 2004 through March 31, 2005		April 2, 2004 through December 23, 2004		April 1, 2004
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
Outstanding at beginning of year	38,876.72872	$1,000	–	$–	1,500,640	$14.19	1,978,165	$12.98
Granted(2)	600.0000	$1,000	38,876.72872	1,000	–	–	–	–
Canceled	–	–	–	–	(42,200)	–	(20,940)	13.09
Exercised(1)	–	–	–	–	(1,458,440)	–	(456,585)	8.54

Outstanding at end of year(3)	39,476.72872	$1,000	38,876.72872	$1,000	–	$14.19	1,500,640	$14.32

Exercisable at end of year	7,775.34574	$–	–	$–	–	$–	1,292,650	$14.19

Available for grant at end of year	9,630.71809		10,230.71809		–		5,969,497

(1)
The Predecessor period ended December 23, 2004, includes 1,451,525 options automatically vested and purchased as a result of the merger with Marquee, and 6,915 options exercised during the period.

(2)
The weighted average fair value per option granted was $230.75 and $575.48 during fiscal 2006 and 2005, respectively.

(3)
The weighted average remaining contractual life for outstanding options was 8.7 years, 9.7 years and 6.2 years for fiscal 2006, 2005 and 2004, respectively.

Stock Appreciation Rights

        In November 2004, Loews entered into a Stock Appreciation Rights Agreement (the "SAR Agreement") with the Chief Executive Officer of Cinemex under which stock appreciation rights ("SARs") based upon the equity value of Cinemex were granted. The SARs granted allow for the receipt of cash payments equivalent to the increase in value of 4,405 units (representing 4,405 shares of Cinemex Common Stock and 67,737 shares of Cinemex Preferred Stock) from July 30, 2004. The SARs equity valuation is based upon the equity of Cinemax.

        No stock-based compensation expense related to the SARs granted is reflected for the fifty-two weeks ended March 30, 2006, as there has been no appreciation in the equity value (as defined in the SARs Agreement) of Cinemex from the date of the Merger.

NOTE 9—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended March 30, 2006 consists of the following components:

(In thousands)	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$(232)	$(1,416)	$851	$(6,130)
Foreign	562	–	–	–
State	1,230	(202)	3,571	(17)

Total current	1,560	(1,618)	4,422	(6,147)

Deferred:
Federal	79,212	(7,826)	9,046	11,635
Foreign	834	80	240	1,619
State	10,594	164	1,292	1,293

Total deferred	90,640	(7,582)	10,578	14,547

Total provision	92,200	(9,200)	15,000	8,400
Tax benefit (provision) of discontinued operations	(20,100)	–	–	2,600

Total provision (benefit) from continuing operations	$72,100	$(9,200)	$15,000	$11,000

        The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 4, 2003 through April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Merger costs	–	(13.1)	(68.8)	–
State income taxes, net of federal tax benefit	4.9	—	(7.0)	(35.8)
Valuation allowance	(96.5)	(1.0)	(28.8)	(358.3)
Non-deductible goodwill and other permanent items	(17.1)	–	–	–
Other, net	(3.1)	(3.7)	(2.2)	(3.9)

Effective tax rate	(76.8)%	17.2%	(71.8)%	(363.0)%

        Non-deductible goodwill relates to the goodwill disposed of in connection with the sale of the Japan theatres, which is discussed in Note 2.

        Successor merger and acquisitions costs of $20,000,000 during the period from inception July 16, 2004 through March 31, 2005 and Predecessor merger and acquisitions costs of $41,032,000 during the period April 2, 2004 through December 23, 2004 are being treated as non-deductible.

        The significant components of deferred income tax assets and liabilities as of March 30, 2006 and March 31, 2005 are as follows:

	March 30, 2006		March 31, 2005
	Deferred Income Tax		Deferred Income Tax
	(Successor)		(Successor)
(In thousands)
	Assets	Liabilities	Assets	Liabilities
Property	$62,037	$(135,030)	$50,416	$(169,537)
Capital lease obligations	1,808	–	5,176	–
Accrued reserves and liabilities	89,456	–	67,496	–
Deferred rents	84,670	–	97,877	–
Alternative minimum tax credit carryover	11,581	–	11,932	–
Capital loss carryforward	27,128	–	38,698	–
Net operating loss carryforward	280,424	–	40,547	–
Other	55,247	(27,191)	53,929	(6,236)

Total	$612,351	$(162,221)	$366,071	$(175,773)
Less: Valuation allowance	(441,150)	–	(118,719)	–

Net	171,201	(162,221)	247,352	(175,773)
Less: Current deferred income taxes	5,416	–	18,560	–

Total noncurrent deferred income taxes	$165,785	$(162,221)	$228,792	$(175,773)

Net noncurrent deferred income taxes	$3,564		$53,019

        The Company's federal income tax loss carryforward of $648,000,000 will begin to expire in 2008 and will completely expire in 2026 and will be limited to approximately $23,000,000 annually due to the sale of Preferred Stock, the acquisition of GC and the acquisition of Loews. The Company's state income tax loss carryforwards of $672,000,000 may be used over various periods ranging from 5 to 20 years.

        The Company's foreign subsidiaries had losses before income taxes of $16,531,000 and $1,565,000 during the Successor period ended March 30, 2006 and March 31, 2005, respectively and $17,189,000 and $20,900,000 during Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

        As of March 30, 2006, management believed it was more likely than not that net deferred tax assets related to tax net operating loss carryforwards and certain deferred tax assets of foreign subsidiaries would not be realized due to uncertainties as to the timing and amounts of future taxable income as a result of the Mergers. The Successor has recorded a full valuation allowance against its net deferred tax assets in U.S. and certain foreign jurisdictions of $439,460,000 and a partial valuation allowance of $1,690,000 related to deferred tax assets in the Mexico tax jurisdiction as of March 30, 2006.

        Management believes it is more likely than not that the Company will generate future taxable income in the Mexico tax jurisdiction to realize its remaining recorded deferred tax assets. However, the amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

        The Company had a valuation allowance of $441,150,000, $118,719,200, $26,485,000, $20,592,000 and $10,254,000 as of March 30, 2006, March 31, 2005, April 1, 2004, April 3, 2003 and March 28, 2002, respectively. All changes in the valuation allowance were recorded in the income tax provision except for $206,647,000 which was recorded during the Successor period ended March 30, 2006 as part of the purchase price allocation in connection with the Merger and merger with Marquee, $40,062,000 which was recorded during the Successor period ended March 31, 2005 as part of the purchase price allocation in connection with the merger with Marquee and $2,600,000 which was recorded in loss from discontinued operations in the year ended March 28, 2002.

NOTE 10—LEASES

        During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT") for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. The land and building improvements have been removed from the Consolidated Balance Sheets. During fiscal 2000, the Company sold the building and improvements associated with one of the Company's theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, the Company sold the land at this theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, the Company sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, the Company sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with this theatre pursuant to non-cancelable operating lease with a term of 20 years at an initial lease rate of 9.2% with options to extend for up to 14 additional years. On March 30, 2006, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $35,010,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 15 and 18 years at an initial lease rate of 9.25% with options to extend for up to 20 additional years.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 30, 2006 (Cinemex operating lease totals include an inflationary factor in the annual minimum lease commitments for all applicable leases):

(In thousands)	Minimum operating lease payments
2007	$408,007
2008	422,674
2009	419,634
2010	416,863
2011	408,945
Thereafter	3,341,769

Total minimum payments required	$5,417,892

        The Company has also entered into agreements to lease space for the operation of 13 theatres with 206 screens not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $438,000,000. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has "control and access" to the leased premises.

        Included in long-term liabilities as of March 30, 2006 and March 31, 2005 is $253,814,000 and $253,441,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities including those related to the Merger transaction.

        Rent expense is summarized as follows:

(In thousands)	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004	52 Weeks April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Minimum rentals	$301,164	$73,553	$202,113	$259,775
Common area expenses	34,816	8,513	22,843	28,365
Percentage rentals based on revenues	4,435	1,130	3,827	4,373
Furniture, fixtures and equipment rentals	886	708	3,425	6,432

Theatre Rent	341,301	83,904	232,208	298,945

NCN and other	–	38	587	1,021
G & A and other	1,559	443	954	3,084

Total	$342,860	$84,385	233,749	$303,050

NOTE 11—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement.

        Under the plan, benefits are integrated with Social Security and paid to participants at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employee's services to date, as well as services expected to be earned in the future. The Company expects to contribute $1,400,000 to the defined benefit pension plan during fiscal 2007. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees. The Company also sponsors two non-contributory nonqualified deferred compensation plans which provide additional pension benefits to certain eligible employees.

        As a result of the Merger, the Company acquired two pension plans in the U.S and one in Mexico. One of the U.S. plans is a frozen cash balance plan and neither of the U.S. plans have admitted new participants post-merger. The future existence of the U.S. plans will serve to pay benefits to the current participants under the requirements of the plan. In Mexico, a Seniority Premium and Termination Indemnity for Retirement Plan (the "Mexico Plan") is provided to all eligible employees of Servicios Cinematograficos Especializados, S.A. de C.V. ("SCE") and a Termination Indemnity Retirement Plan to all eligible employees of Servino, S.A. de C.V. ("Servino"). Both SCE and Servino are wholly owned subsidiaries of Cinemex. The Mexico Plan establishes compensation upon retirement (pension and seniority premium) based on years of service rendered and the employee's age and salary at the date of retirement. This plan has not been funded as of March 30, 2006.

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

        The Company's reorganization activities commencing during fiscal 2005 resulted in a partial curtailment of the Company's postretirement and one of its non-contributory nonqualified deferred compensation plans. The Company defers curtailment gains until they are realized and, as such, curtailment gains of $2,251,000 were recognized for the year ended March 30, 2006.

        The reorganization activities also prompted an amendment to the non-contributory nonqualified deferred compensation plan whereby participants who are terminated as a result of reorganization activities and who have at least 15 years of service are eligible to receive benefits under the plan. Prior to this amendment, participants were required to have reached age 55 and have 15 years of service to be eligible for benefits.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	LCE	AMCE			LCE	AMCE
	Pension Benefits	Pension Benefits			Post- retirement	Other Benefits
	March 30, 2006	March 30, 2006	March 31, 2005	April 1, 2004	March 30, 2006	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Weighted-average assumptions used to determine benefit obligations at:
Discount rate	5.50%	5.75%	5.75%	6.25%	5.50%	5.75%	5.75%	6.25%
Rate of compensation increase	4.79%	3.5%-6.0%	5.50%	5.97%	N/A	5.00%	5.00%	5.00%
	LCE	AMCE				LCE	AMCE
	Pension Benefits	Pension Benefits				Other Benefits	Other Benefits
	January 26 through March 30, 2006	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks ended April 1, 2004	January 26 through March 30, 2006	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks ended April 1, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.75%	6.25%	6.25%	6.75%	5.50%	5.75%	6.25%	6.25%	6.25%
Expected long-term return on plan assets	5.00-8.25%	8.25%	8.25%	8.25%	8.50%	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	4.79%	3.5%-6.0%	5.50%	5.50%	5.97%	n/a	5.00%	5.00%	5.00%	5.00%

        Net periodic benefit cost for the four plans consists of the following:

					Other Benefits
	Pension Benefits
							April 2, 2004 through December 23, 2004
(In thousands)	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005		52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$3,918	$941	$2,318	$2,574	$514	$185	$444	$605
Interest cost	4,703	1,256	3,063	3,641	1,054	325	772	1,042
Expected return on plan assets	(3,737)	(892)	(2,426)	(2,985)	–	–	–	–
Recognized net actuarial loss	50	–	760	691	–	–	87	111
Amortization of unrecognized transition obligation	–	–	129	176	–	–	36	50
Amortization of prior service cost	–	–	70	95	–	–	20	29
Plan amendment	455	–	–	–	–	–	–	–
Curtailment	(1,141)	–	–	–	(1,110)	–	–	–

Net periodic benefit cost	$4,248	$1,305	$3,914	$4,192	$458	$510	$1,359	$1,837

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended March 30, 2006 and March 31, 2005:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$80,446	$–	$67,477	$18,563	$–	$17,144
Benefit obligation related to acquisition of LCE	12,345	–	–	9,704	–	–
Transferred balance from Predecessor	–	78,270	–	–	17,740	–
Service cost	3,918	941	2,318	514	185	444
Interest cost	4,703	1,256	3,063	1,054	325	772
Plan participant's contributions	–	–	–	204	–	165
Actuarial (gain) loss	(5,864)	(9)	7,445	266	313	35
Benefits paid	(2,458)	(12)	(2,033)	(905)	–	(820)
Plan amendment	455	–	–	–	–	–
Curtailment	(1,141)	–	–	(1,423)	–	–
Currency translation adjustment	48	–	–	–	–	–

Benefit obligation at end of period	$92,452	$80,446	$78,270	$27,977	$18,563	$17,740

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in plan assets:
Fair value of plan assets at beginning of period	$43,789	$–	$39,833	$–	$–	$–
Transferred balance from Predecessor	–	43,642	–	–	–	–
Plan assets related to acquisition of LCE	7,893	–	–	–	–	–
Actual return on plan assets	3,171	159	4,006	–	–	–
Employer contribution	1,615	–	1,836	700	–	655
Plan participant's contributions	–	–	–	205	–	165
Benefits paid	(2,458)	(12)	(2,033)	(905)	–	(820)

Fair value of plan assets at end of period	$54,010	$43,789	$43,642	$–	$–	$–

Net liability for benefit cost:
Funded status	$(38,442)	$(36,657)	$(34,628)	$(27,977)	$(18,563)	$(17,740)
Unrecognized net actuarial (gain) loss	(5,459)	(113)	20,125	266	313	289
Unrecognized transition obligation	–	–	–	–	–	197
Unrecognized prior service cost	–	–	685	–	–	2,252

Net liability recognized	$(43,901)	$(36,770)	$(13,818)	$(27,711)	$(18,250)	$(15,002)

	Pension Benefits		Other Benefits
(In thousands)	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
	(Successor)	(Successor)	(Successor)	(Successor)
Amounts recognized in the balance sheet:
Accrued benefit liability	$(44,073)	$(36,770)	$(27,711)	$(18,250)
Accumulated other comprehensive income	172	–	–	–

Net liability recognized	$(43,901)	$(36,770)	$(27,711)	$(18,250)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $92,452,000, $77,407,000 and $54,010,000 respectively, as of March 30, 2006; and, $80,446,000, $61,288,000 and $43,789,000 respectively, as of March 31, 2005 for the three qualified and three nonqualified pension plans with accumulated benefit obligations in excess of plan assets.

        For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, short-term and real estate exposures that are customized to the Plan's cash flow benefit needs. The percentage of plan assets by category for fiscal 2006 and 2005 are as follows:

	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
Equity Securities	61%	60%
Debt Securities	31%	32%
Real Estate Investments & Other	8%	8%

	100%	100%

        The expected rate of return on plan assets was 8.25% for fiscal 2006 and 2005 and 8.5% for fiscal 2004. The rate used is based upon analysis of actual returns on plan assets in prior years including analysis provided by the Plan Administrator.

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2006 was 8.0%-10.0% for medical, 3.5% for dental and vision, and 10.5% for prescription drug. The rates were assumed to decrease gradually to 5.0% for medical in 2009, remain at 3.5% for dental, and gradually decrease to 5.0% for prescription drug in 2013. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 30, 2006 by $4,302,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2006 by $352,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2006 by $3,549,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2006 by $286,000.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(in thousands	Pension Benefits	Other Benefits
2007	$2,155	$1,270
2008	2,105	1,363
2009	2,216	1,478
2010	2,299	1,535
2011	2,955	1,608
Years 2012-2016	22,732	8,461

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

        The Plan's accumulated plan benefit obligation as of January 1, 2006 was reduced by $1,934,000 for the subsidy related to benefits attributed to past service. The Company recognized a reduction of $140,000 in net periodic postretirement benefit cost during the period ended March 30, 2006 and the subsidy will in the future also continue to reduce net periodic postretirement benefit cost by adjusting the interest cost, service cost and actuarial gain or loss to reflect the effects of the subsidy. The Company estimates that it will receive annual subsidies of $50,000 during fiscal 2007 increasing to $80,000 during fiscal 2011 and an additional $500,000 through fiscal 2016.

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company matches 100% of each eligible employee's elective contributions up to 3% of the employee's compensation and 50% of each eligible employee's elective contributions on the next 2% of the employee's pay. The Successor's expense under the 401(k) savings plan was $1,919,000 and $633,000 for the periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor's expense under the plan was $1,490,000 and $2,175,000 for the periods ended December 23, 2004 and April 1, 2004, respectively. The Company acquired the LCE defined contribution Profit Sharing and Savings Plan which was frozen as of the Merger date.

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $358,000 and $82,000, for the Successor periods ended March 30, 2006 and March 31, 2005, respectively, and $242,000 and $380,000 for the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively. As of March 30, 2006, the Company estimates potential complete withdrawal liabilities for certain of these plans of approximately $4.1 million. As of March 30, 2006, no demand has been received by the Company related to these plans asserting either a complete or partial withdrawal liability.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        Jose Vargas and Maria Victoria Vargas v. R.K. Butler and EPT DOWNREIT II and American Multi-Cinema, Inc. d/b/a AMC Theatres Studio 30 and Houston Police Department (No. 2003-61045 filed in the District Court of Harris County, Texas). On November 3, 2003, Jose Vargas and Maria Victoria Vargas as beneficiaries of Jose Vargas, Jr. filed a wrongful death action seeking damages related to the death of their minor son. The case arises from a shooting death that occurred approximately one and a half blocks away from the premises of the AMC Studio 30 in Houston, Texas on October 31, 2003. The Vargas youth was shot by a Houston Police officer who was working as an off-duty security officer at the AMC Studio 30. The Vargas youth had been driving around the AMC parking lot with friends in an automobile prior to the shooting. The plaintiffs are seeking unspecified damages on a variety of legal theories. Liability arising from this incident is an insured risk subject to our regular retention.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMCE's stadium-style theatres violate the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of AMCE's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.

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

        AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court's order.

        AMCE previously recorded a liability related to estimated losses for the Department of Justice line of sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and had estimated the range of loss to be between $179,350 and $273,938. As a result of the new order the loss is estimated to be between $349,350 and $443,938. Accordingly, AMCE has increased the related liability to $349,350.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that AMCE has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.

        On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of 2.7 years. Through March 30, 2006 AMCE has incurred approximately $7.1 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through March 30, 2006. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        AMCE has received settlement payments from various parties in connection with this matter of $935,000, $2,610,000 and $925,000 during fiscal 2006, 2005 and 2004, respectively. AMCE received additional settlement payments of $1,350,000 from various parties in connection with this matter subsequent to March 30, 2006 and has entered into settlement agreements with various parties providing for additional settlement payments to AMCE aggregating $3,850,000. Gain contingencies are recognized upon receipt and recorded in disposition of assets and other gains in the Consolidated Statements of Operations.

        Metreon Arbitration.    In May 1997, Loews entered into a 21-year lease with Metreon, Inc. ("Metreon") to operate a megaplex theatre in an entertainment/retail center developed by Metreon in San Francisco. Since that theatre opened in June 1999, Loews has had a dispute with Metreon with respect to (1) construction costs that Metreon claims are Loews' responsibility under the lease and (2) the percentage of the center occupied by the theatre and the nature, magnitude and allocation of the costs that Metreon is seeking to include as operating expenses under the lease. The amount of operating expenses claimed by Metreon to be allocable to this theatre is based upon the landlord's assertion that Loews occupies at least 48.5% of the center. Loews asserted that it occupied substantially less of the center and that various expenses included in operating expenses charged to Loews were improper. Loews arbitrated this dispute in June 2003 and prevailed but the award was later vacated by the California Court of Appeals. Westfield Group purchased the property in April 2006 and renewed settlement discussions with AMCE.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed, vacated office space, and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. As of March 30, 2006, the Company has reserved $26,334,000 for lease terminations which have either not been consummated or paid, related primarily to 10 U.S. and Canada theatres with 73 screens and vacant restaurant and office space. In connection with the Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the planned closing of the New York City home office. The Company is obligated under long-term lease commitments with remaining terms of up to 14 years for theatres which have been closed. As of March 30, 2006, base rents aggregated approximately $7,651,000 annually and $27,435,000 over the remaining terms of the leases. The estimated future lease obligation of the Loews' properties were discounted at the estimated borrowing rate at the date of the Merger of 8.82%. In connection with the merger with Marquee, the carrying value of the theatre closure liability was remeasured by using the Company's estimated borrowing rate on the date of the Merger of 7.55%.

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Fifty-two Week Period
	March 30, 2006
				From Inception July 16, 2004 through March 31, 2005
	Theatre and Other	Merger Exit costs(1)	Total		April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Beginning Balance	$28,506	$–	$28,506	$–	$17,870	$22,499
Transferred balance from Predecessor	–	–	–	25,909	–	–
Merger adjustment	–	4,845	4,845	–	–	–
Theatre and other closure expense	557	44	601	1,267	10,758	4,068
Restructuring charge	841	–	841	–	–	–
Interest expense	–	–	–	–	1,585	2,736
General and administrative expense	–	–	–	–	73	50
Transfer of deferred rent and capital lease obligations	677	–	677	2,112	1,610	6,014
Acquisition remeasurement	–	–	–	2,806	–	–
Payments	(8,865)	(271)	(9,136)	(3,588)	(5,987)	(17,497)

Ending balance	$21,716	$4,618	$26,334	$28,506	$25,909	$17,870

(1)
There were no merger exit costs recorded during the Successor period ended March 31, 2005 or the Predecessor periods ended December 23, 2004 or April 1, 2004.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. Theatre closure reserves at March 30, 2006 and March 31, 2005 by operating segment are as follows (in thousands):

	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
U.S. and Canada Theatrical Exhibition	$20,811	$26,507
International Theatrical Exhibition	471	1,384
Other	315	295

Total segment reserves	21,597	28,186
Corporate	4,737	320

	$26,334	$28,506

NOTE 14—RESTRUCTURING

        The Company's restructuring activities are described in Note 1 of the Notes to the Consolidated Financial Statements. A summary of restructuring and Merger severance payable activity during the fifty-two weeks ending March 30, 2006 and March 31, 2005, is set forth below (in thousands):

	Fifty-two Week Period March 30, 2006			From Inception July 16, 2004 through March 31, 2005
(In thousands)	Restructuring Severance Benefits	Merger Severance Benefits	Total	Restructuring Severance Benefits
	(Successor)	(Successor)	(Successor)	(Successor)
Beginning Balance	$4,926	$–	$4,926	$–
Restructuring charge	3,139	–	3,139	4,926
Merger adjustment	–	27,090	27,090	–
Payments	(8,065)	(16,519)	(24,584)	–

Ending balance	$–	$10,571	$10,571	$4,926

        Restructuring and merger severance reserves at March 30, 2006 and March 31, 2005 by operating segment are as follows (in thousands):

	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
U.S. and Canada Theatrical Exhibition	$–	$–
International Theatrical Exhibition	–	–
Other	–	817

Total segment reserves	–	817
Corporate	10,571	4,109

	$10,571	$4,926

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

        The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices.

        The estimated fair values of the Company's financial instruments are as follows:

	March 30, 2006		March 31, 2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Successor)		(Successor)
Financial assets:
Cash and equivalents	$230,115	$230,115	$72,945	$72,945
Financial liabilities:
Cash overdrafts	$13,829	$13,829	$35,320	$35,320
Corporate borrowings	2,455,686	2,427,095	1,344,531	1,370,991
Interest rate swaps	2,701	2,701	–	–

NOTE 16—OPERATING SEGMENTS

        The Company has identified three reportable segments around differences in products and services and geographical areas. United States, Canada and International theatrical exhibition operations are identified as separate segments based on dissimilarities in international markets from United States and Canada. Other is identified as a separate segment due to differences in products and services offered.

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

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U. S. and Canada theatrical exhibition	$1,630,529	$422,563	$1,205,646	$1,609,187
International theatrical exhibition	87,014	19,870	49,511	60,798
Other	31,962	16,108	57,711	71,476
Intersegment elimination	(19,055)	(5,641)	(18,900)	(19,022)

Total revenues	$1,730,450	$452,900	$1,293,968	$1,722,439

Segment Adjusted EBITDA (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S. and Canada theatrical exhibition	$270,802	$84,794	$219,440	$296,001
International theatrical exhibition	5,707	1,184	(3,141)	(3,364)
Other(1)	(2,062)	6	7,371	5,607

Total segment Adjusted EBITDA	$274,447	$85,984	$223,670	$298,244

        A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(117,706)	$(53,891)	$(20,347)	$4,958
Plus:
Interest expense	144,988	54,549	74,259	77,717
Depreciation and amortization	168,821	45,263	90,259	120,867
Impairment of long-lived assets	11,974	–	–	16,272
Preopening expense	6,607	39	1,292	3,858
Theatre and other closure expense	601	1,267	10,758	4,068
Restructuring charge	3,980	4,926	–	–
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)
Investment loss (income)	4,393	(3,351)	(6,476)	(2,861)
Other income(2)	(1,045)	(33)	–	13,947
General and administrative expense—unallocated:
Management fee	2,000	500	–	–
Merger and acquisition costs	12,523	22,286	42,732	5,508
Other(3)	38,308	14,731	33,908	56,500

Total Segment Adjusted EBITDA	$274,447	$85,984	$223,670	$298,244

Long-term Assets (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$4,169,212	$3,136,730	$1,431,036
International theatrical exhibition	396,329	151,401	147,009
Other	–	–	14,869

Total segment long-term assets	4,565,541	3,288,131	1,592,914
Construction in progress	34,796	29,078	15,007
Corporate	254,717	232,387	283,647
Accumulated depreciation—property	(783,882)	(856,392)	(753,523)
Accumulated amortization—intangible assets	(61,286)	(40,185)	(33,801)
Accumulated amortization—other long-term assets	(41,336)	(35,855)	(33,446)
Noncurrent assets held for sale	112,337	–	–

Consolidated long-term assets, net(4)	$4,080,887	$2,617,164	$1,070,798

Long-term Assets, net of accumulated depreciation and amortization (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$3,347,777	$2,360,480	$766,929
International theatrical exhibition	364,630	61,303	68,232
Other	–	–	2,868

Total segment long-term assets(4)	3,712,407	2,421,783	838,029
Construction in progress	34,796	29,078	15,007
Corporate	221,347	166,303	217,762
Noncurrent assets held for sale	112,337	–	–

Consolidated long-term assets, net(4)	$4,080,887	$2,617,164	$1,070,798

        The components of the reportable segments' long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
Property, net	$1,501,048	$854,463	$777,277
Intangible assets, net	273,308	189,544	23,918
Goodwill	2,018,318	1,401,740	71,727
Deferred income taxes	3,564	53,019	143,944
Other long-term assets	172,312	118,398	53,932
Noncurrent assets held for sale	112,337	–	–

Consolidated long-term assets, net(4)	$4,080,887	$2,617,164	$1,070,798

Additions to long-term assets, net of acquisitions (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S. and Canada theatrical exhibition	$90,356	$40,271	$55,980	$96,467
International theatrical exhibition	7,570	366	2,999	1,524
Other	1	4	26	7,510

Total segment capital expenditures	97,927	40,641	59,005	105,501
Construction in progress	13,634	1,468	5,782	5,312
Corporate	6,107	1,805	1,368	10

Total additions to long-term assets, net of acquisitions(2)	$117,668	$43,914	$66,155	$110,823

        A reconciliation of the reportable segments' additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 2, 2004 through April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash Flows from investing activities:
Capital expenditures(5)	$117,668	$18,622	$66,155	$95,011
Construction project costs:
Reimbursable by landlord	–	–	–	–
Purchase of leased furniture, fixtures and equipment	–	25,292	–	15,812

Total additions to long-term assets, net of acquisitions(5)	$117,668	$43,914	$66,155	$110,823

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
United States	$1,593,976	$418,977	$1,206,690	$1,612,663
Canada	49,460	14,054	37,766	48,964
China (Hong Kong)	5,567	2,522	5,632	8,166
France	4,492	1,338	3,270	3,813
Portugal	9,173	3,184	7,203	10,475
Spain	34,399	10,256	27,492	33,733
United Kingdom	10,465	2,569	5,915	4,625
Mexico	22,918	–	–	–

Total revenues	$1,730,450	$452,900	$1,293,968	$1,722,439

Long-term assets (In thousands), Gross	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
United States	$4,428,750	$3,289,380	$1,651,506
Canada	56,717	100,909	91,900
China (Hong Kong)	–	11,863	11,282
Japan	–	46,393	40,158
France	9,229	9,797	7,825
Portugal	16,343	17,315	14,729
Spain	68,559	60,899	61,738
United Kingdom	12,603	13,040	12,430
Mexico	375,190	–	–

Total long-term assets(4)	$4,967,391	$3,549,596	$1,891,568

(1)
Revenues from Other decreased due to the contribution of NCN's assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. The Company's share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)
Other income is comprised of the write off of deferred financing charges, net recoveries for property loss related to Hurricane Katrina and other income related to the remeasurement of liability-classified shares of common stock.

(3)
Including stock-based compensation expense of $1,319,000 and $1,201,000 for the Successor periods ended March 30, 2006 and March 31, 2005 and $0 and $8,727,000 for the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

(4)
Consolidated long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill and other long-term assets. Segment long term assets are comprised of property intangibles and goodwill.

(5)
See Note 2 Acquisitions for additions to property, intangible assets, deferred income taxes, goodwill, and other long-term assets resulting from acquisitions.

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information of the Predecessor ("AMCE") has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's debts are full and unconditional and joint and several. The Company's investments in its consolidated subsidiaries are presented under the equity method of accounting.

        Condensed consolidating financial information of the Successor is not presented as AMCE has not guaranteed the outstanding borrowings of Holdings, nor has Holdings guaranteed the outstanding borrowings of AMCE.

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$841,183	$31,016	$–	$872,199
Concessions	–	326,715	10,888	–	337,603
Other theatre	–	81,204	2,962	–	84,166

Total revenues	–	1,249,102	44,866	–	1,293,968

Costs and Expenses:
Film exhibition costs	–	449,781	15,305	–	465,086
Concession costs	–	37,298	2,427	–	39,725
Operating expense	–	319,118	14,161	–	333,279
Rent	–	217,240	14,968	–	232,208
General and administrative expense
Merger and acquisition costs	–	42,732	–	–	42,732
Other	143	33,093	672	–	33,908
Preopening expense	–	1,292	–	–	1,292
Theatre and other closure expense	–	10,758	–	–	10,758
Depreciation and amortization	–	85,108	5,151	–	90,259
Disposition of assets and other gains	–	(2,715)	–	–	(2,715)

Total costs and expenses	143	1,193,705	52,684	–	1,246,532

Other expense (income)
Equity in net losses of subsidiaries	21,531	13,816	–	(35,347)	–
Interest expense
Corporate borrowings (including intercompany)	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	–	5,758	1,650	–	7,408
Investment income	(38,987)	(3,563)	(1,056)	37,130	(6,476)

Total other expense	45,235	52,828	5,067	(35,347)	67,783

Loss from continuing operations before income taxes	(45,378)	2,569	(12,885)	35,347	(20,347)
Income tax provision (benefit)	(9,500)	24,100	400	–	15,000

Loss from continuing operations	$(35,878)	$(21,531)	$(13,285)	$35,347	$(35,347)
Loss from discontinued operations, net of income tax benefit	–	–	(531)	–	(531)

Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)

Preferred dividends	104,300				104,300

Net loss for shares of common stock	$(140,178)				$(140,178)

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$1,133,170	$38,010	$–	$1,171,180
Concessions	–	434,857	12,387	–	447,244
Other theatre	–	100,745	3,270	–	104,015

Total revenues	–	1,668,772	53,667	–	1,722,439

Costs and Expenses:
Film exhibition costs	–	603,129	18,719	–	621,848
Concession costs	–	46,380	2,832	–	49,212
Theatre operating expense	–	437,468	16,722	–	454,190
Rent	–	280,621	18,324	–	298,945
General and administrative expense
Merger and acquisition costs	–	5,508	–	–	5,508
Other	195	56,117	188	–	56,500
Preopening expense	–	2,921	937	–	3,858
Theatre and other closure expense	–	4,068	–	–	4,068
Depreciation and amortization	–	113,683	7,184	–	120,867
Impairment of long-lived assets	–	12,747	3,525	–	16,272
Disposition of assets and other gains	–	(2,223)	(367)	–	(2,590)

Total costs and expenses	195	1,560,419	68,064	–	1,628,678

Other expense (income)
Equity in net losses of subsidiaries	2,621	19,277	–	(21,898)	–
Other expense	–	13,947	–	–	13,947
Interest expense
Corporate borrowings (including intercompany)	67,928	53,633	3,488	(58,086)	66,963
Capital and financing lease obligations	–	8,579	2,175	–	10,754
Investment income	(54,630)	(3,993)	(2,324)	58,086	(2,861)

Total other expense	15,919	91,443	3,339	(21,898)	88,803

Earnings (loss) from continuing operations before income taxes	(16,114)	16,910	(17,736)	21,898	4,958
Income tax provision (benefit)	(5,400)	15,700	700	–	11,000

Earnings (loss) from continuing operations	(10,714)	1,210	(18,436)	21,898	(6,042)
Loss from discontinued operations, net of income tax benefit	–	(3,831)	(841)	–	(4,672)

Net loss	$(10,714)	$(2,621)	$(19,277)	$21,898	$(10,714)

Preferred dividends	40,277				40,277

Net loss for shares of common stock	$(50,991)				$(50,991)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by (used in) operating activities	$13,042	$130,915	$1,407	$–	$145,364

Cash flows from investing activities:
Capital expenditures	–	(63,857)	(2,298)	–	(66,155)
Increase in restricted cash	(627,338)	–	–	–	(627,338)
Proceeds from disposition of long-term assets	–	307	(30)	–	277
Other, net	–	(2,570)	3,391	–	821

Net cash (used in) provided by investing activities	(627,338)	(66,120)	1,063	–	(692,395)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	–	–	–	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	–	–	–	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	–	–	–	169,918
Principal payments under capital and financing lease obligations	–	(1,807)	(213)	–	(2,020)
Change in intercompany advances	(992)	(6,379)	7,371	–	–
Change in construction payables	–	(2,234)	–	–	(2,234)
Cash portion of preferred dividends	(9,349)	–	–	–	(9,349)
Proceeds from exercise of stock options	52	–	–	–	52
Treasury stock purchases and other	(333)	–	–	–	(333)

Net cash provided by (used in) financing activities	614,296	(10,420)	7,158	–	611,034

Effect of exchange rate changes on cash and equivalents	–	–	(615)	–	(615)

Net increase (decrease) in cash and equivalents	–	54,375	9,013	–	63,388
Cash and equivalents at beginning of period	–	304,409	28,839	–	333,248

Cash and equivalents at end of period	$–	$358,784	$37,852	$–	$396,636

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by operating activities	$2,456	$160,723	$760	$–	$163,939

Cash flows from investing activities:
Capital expenditures	–	(93,957)	(1,054)	–	(95,011)
Proceeds from sale/leasebacks	–	63,911	–	–	63,911
Acquisition of Megastar Cinemas L.L.C., net of cash acquired	–	(13,374)	–	–	(13,374)
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	–	(2,075)	–	–	(2,075)
Purchase of leased furniture, fixtures and equipment	–	(15,812)	–	–	(15,812)
Payment on disposal-discontinued operations	–	(5,252)	–	–	(5,252)
Proceeds from disposition of long-term assets	–	9,289	–	–	9,289
Other, net	–	(7,557)	(3,497)	–	(11,054)

Net cash used in investing activities	–	(64,827)	(4,551)	–	(69,378)

Cash flows from financing activities:
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	300,000	(6,000)	–	–	294,000
Repurchase of Notes due 2009 and 2011	(292,117)	–	–	–	(292,117)
Principal payments under capital and financing lease obligations	–	(2,339)	(235)	–	(2,574)
Deferred financing costs on credit facility due 2009	–	(3,725)	–	–	(3,725)
Change in intercompany advances	(13,788)	(2,864)	16,652	–	–
Change in construction payables	–	(4,307)	–	–	(4,307)
Proceeds from exercise of stock options	3,894	–	–	–	3,894
Treasury stock purchases and other	(445)	–	–	–	(445)

Net cash (used in) provided by financing activities	(2,456)	(19,235)	16,417	–	(5,274)

Effect of exchange rate changes on cash and equivalents	–	–	(451)	–	(451)

Net increase in cash and equivalents	–	76,661	12,175	–	88,836
Cash and equivalents at beginning of year	–	227,748	16,664	–	244,412

Cash and equivalents at end of year	$–	$304,409	$28,839	$–	$333,248

NOTE 18—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement will provide for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

        Holdings is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.784%); Apollo (20.784%); Bain Capital Partners (15.090%); The Carlyle Group (15.090%); Spectrum Equity Investors (9.764%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.899%); Co-Investment Partners, L.P. (3.899%); Caisse de Depot et Placement du Quebec (3.120%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.730%); SSB Capital Partners (Master Fund) I, L.P. (1.950%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (1.560%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.780%); Screen Investors 2004, LLC (0.152%); and members of management (0.400%)(1).

(1)
All percentage ownerships are approximate.

Continuing Service Agreement

        In connection with the termination of his current employment agreement with Loews, the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, has paid him a lump sum payment of $1,575,000, and will provide outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company has entered into an agreement with Mr. Reid, whereby Mr. Reid is providing certain transitional consulting services to the Company and reports to Mr. Peter C. Brown, the Company's Chief Executive Officer. Pursuant to the continuing service agreement, which may be terminated by Mr. Reid at any time or by the Company after December 31, 2006, the Company is paying Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for any month thereafter. Under certain circumstances, Mr. Reid will have the right to require Holdings to purchase, and Holdings will have the right to require Mr. Reid to sell, on one occasion, all shares of common stock of Holdings that Mr. Reid received in the Merger in exchange for payment to him of his original purchase price for his shares of Loews common stock. The continuing service agreement is not intended to create an employment relationship between Mr. Reid and the Company and his services are being provided on an independent contractor basis.

Option Grant to Travis Reid

        Pursuant to his Continuing Service Agreement, effective as of January 26, 2006, Holdings has granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. The option is subject to other terms and conditions substantially similar to the terms of Holdings options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Holdings or AMCE.

Cinemex

        Cinemex from time to time purchases services or enters into arrangements with parties related to its employees. For example, Miguel Angel Dávila, Chief Executive Officer and President of Cinemex and on the board of Cinemex, and Adolfo Fastlicht Kurián, a Director of Cinemex, are minority investors in the construction of the new shopping center where one of Cinemex's new theatres opened in December 2004. Mr. Kurián's father is the general manager of three construction companies that provide theatre construction services to Cinemex and Mr. Kurián is an investor in these companies. In addition, Cinemex signed a waiver to allow a McDonald's restaurant owned by Mr. Kurián's wife to open in a shopping center where, under the lease, the landlord was prohibited from leasing space to a business that would compete with the theatre's concessions. A relative of Mr. Dávila is the manager of Consultores en Información Electrónica, S.A. de C.V., the company which renders web hosting, electronic marketing, e-mail and software services to one of Cinemex's subsidiaries. This arrangement may be terminated by Cinemex upon 30-days notice.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the "Senior Notes"). J.P. Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

        On January 26, 2006 AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Holdings, was also an initial purchaser of these notes.

Stockholder Transactions

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

        In connection with the merger with Marquee, Apollo received an aggregate amount of cash proceeds for its shares of approximately (i) $869.8 million, including $91.1 million attributable to the special change in control distribution payable to Apollo pursuant to the terms of the Series A convertible preferred stock.

The Company was required to pay the Marquee Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under the Management Fee Agreement. In connection with the merger with Marquee, Holdings, Marquee and the Marquee Sponsors entered into a management fee agreement pursuant to which AMCE, as the surviving corporation in the merger with Marquee, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the merger with Marquee and the capitalization of Holdings. The management fee agreement also provided for an annual management fee of $2.0 million, payable quarterly and in advance to each Marquee Sponsor for the duration of the agreement, as well as reimbursements for each Marquee sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provided for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. AMCE made cash payments of $1.0 million to the Marquee Sponsors for the annual management fee during the fourth quarter of fiscal 2005. Also in connection with the merger with Marquee, the Company paid legal fees on behalf of JPMP and Apollo of $6.0 million each and paid legal fees on behalf of the Company's Class B Stockholder of $170,000. Following consummation of the merger with Marquee, the Company became a privately-held company, wholly owned by Holdings.

NOTE 19—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        Marquee Holdings Inc. is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company was formed on July 16, 2004. The financial statements for the Successor periods ending March 30, 2006 and for the period from July 16, 2004 through March 31, 2005 are for Marquee Holdings Inc. Refer to Note 17 for the parent company financial information of the Predecessor for the periods from April 2, 2004 through December 23, 2004 and the period ending April 1, 2004.

        There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a "parent-only" basis. Under a parent-only presentation, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Marquee Holdings Inc's audited consolidated financial statements included elsewhere herein.

Marquee Holdings Inc.
CONDENSED STATEMENTS OF OPERATIONS—PARENT ONLY

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005
	(Successor)	(Successor)
Costs and Expenses
General and administrative:
Merger and acquisition costs	$36	$18
Other	267	15

Total costs and expenses	303	33

Other expense (income)
Equity in loss of AMC Entertainment Inc.	188,762	34,763
Other income	(1,894)	—
Interest expense
Corporate borrowings	22,902	12,834
Investment income	(258)	(840)

Total other expense	209,512	46,757

Loss before income taxes	(209,815)	(46,790)
Income tax provision (benefit)	2,400	(2,400)

Net loss	$(212,215)	$(44,390)

Marquee Holdings Inc.
CONSOLIDATED BALANCE SHEETS—PARENT ONLY

(In thousands, except share data)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
Assets
Cash and equivalents	$2,251	$1,996

Total current assets	2,251	1,996
Investment in AMC Entertainment Inc.	1,243,909	901,725
Deferred income taxes	–	2,400
Other long-term assets	4,396	4,352

Total assets	$1,250,556	$910,473

Liabilities and Stockholders' Equity
Current liabilities:
Due to AMC Entertainment Inc.	$1,886	$1,185
Accrued expenses and other liabilities	159	180

Total current liabilities	2,045	1,365
Corporate borrowings	205,127	182,561
Other long-term liabilities	2,881	4,509

Total liabilities	210,053	188,435

Stockholders' Equity:
Common Stock ($.01 par value, 7,000,000 shares authorized; 0 and 769,350 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	–	8
Class A-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	4	–
Class A-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	4	–
Class N Common Stock nonvoting ($.01 par value, 375,000 shares authorized; 5,128.77496 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	–	–
Class L-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	3	–
Class L-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 and 0 shares issued and outstanding as of March 30, 2006 and March 31, 2005, respectively)	3	–
Additional paid-in capital	1,307,752	766,035
Accumulated other comprehensive income (loss)	(10,658)	385
Accumulated deficit	(256,605)	(44,390)

Total stockholders' equity	1,040,503	722,038

Total liabilities and stockholders' equity	$1,250,556	$910,473

Marquee Holdings Inc.
CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005
	(Successor)	(Successor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows form operating activities
Net loss	$(212,215)	$(44,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on corporate borrowings	22,566	12,643
Non-cash portion of liability-classified options and shares	(1,894)	—
Deferred income taxes	2,400	(2,400)
Equity in loss of AMC Entertainment Inc.	188,762	34,763
Net change in operating activities:
Receivables	701	1,185
Accrueds and other liabilities	(21)	180
Other, net	(428)	187

Net cash provided by (used in) operating activities	(129)	2,168

Cash flows form investing activities
Investment in AMC Entertainment Inc.	—	(934,901)

Net cash (used in) investing activities	—	(934,901)

Cash flows form financing activities
Proceeds from issuance of 12% Senior Discount Notes due 2014	—	169,918
Proceeds from issuance of common stock	—	769,350
Deferred financing costs	384	(4,539)

Net cash provided by financing activities	384	934,729

Net increase in cash and equivalents	255	1,996
Cash and equivalents at beginning of year	1,996	—

Cash and equivalents at end of year	$2,251	$1,996

Marquee Holdings Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY—PARENT ONLY

	Preferred Stock				Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock
Common Stock
(In thousands, except share and per share data)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	–	$–	–	$–	–	$–	–	$–	–	$–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Stock-based compensation–options	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock	–	–	769,350	8	–	–	–	–	–	–

Balance, March 31, 2005	–	–	769,350	8	–	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–
Additional minimum pension liability	–	–	–	–	–	–	–	–	–	–
Unrealized gain on Cinemex swap agreements	–	–	–	–	–	–	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–	–	–	–	–	–	–
Comprehensive loss
Stock-based compensation-options	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock for Merger	–	–	(769,350)	(8)	382,475.00000	4	382,475.00000	4	5,128.77496

Balance, March 30, 2006	–	$–	–	$–	382,475.00000	$4	382,475.00000	$4	5,128.77496	$–

	Class L-1 Voting Common Stock		Class L-1 Voting Common Stock
					Convertible Class B Stock					Common Stock In Treasury
							Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	–	–	–	$–	–	$–	$–	$–	$–	–	$–	$–
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(44,390)	–	–	(44,390)
Foreign currency translation adjustment	–	–	–	–	–	–	–	430	–	–	–	430
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(45)	–	–	–	(45)
Comprehensive loss
Stock-based compensation–options	–	–	–	–	–	–	443	–	–	–	–	443
Issuance of Common Stock	–	–	–	–	–	–	765,592	–	–	–	–	765,600

Balance, March 31, 2005	–	–	–	–	–	–	766,035	385	(44,390)	–	–	722,038
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(212,215)	–	–	(212,215)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(11,685)	–	–	–	(11,685)
Additional minimum pension liability	–	–	–	–	–	–	–	(172)	–	–	–	(172)
Unrealized gain on Cinemex swap agreements	–	–	–	–	–	–	–	594	–	–	–	594
Unrealized loss on marketable securities	–	–	–	–	–	–	–	220	–	–	–	220
Comprehensive loss												(223,258)
Stock-based compensation-options	–	–	–	–	–	–	1,052	–	–	–	–	1,052
Issuance of Common Stock for Merger	256,085.61252	3	256,085.61252	3	–	–	540,665	–	–	–	–	540,671

Balance, March 30, 2006	256,085.61252	$3	256,085.61252	$3	–	$–	$1,307,752	$(10,658)	$(256,605)	–	$–	$1,040,503

Marquee Holdings Inc.
Note to Condensed Financial Statements of Parent Company

BASIS OF PRESENTATION

        Holdings is an investment vehicle owned by J.P. Morgan Partners, LLC Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE. The condensed financial statements for the period including and after December 23, 2004 are designated as Successor. For the Predecessor periods, AMCE did not have a holding company structure, therefore the results of operations of the Parent Company are the same as those of AMCE.

        The Parent Company follows the accounting policies as described in Note 1 to the Consolidated Financial Statements of Marquee Holdings Inc. and subsidiary with the exception of its investment in its subsidiary AMCE for which the Parent Company uses the equity method of accounting.

Debt

        For a discussion of the debt obligations of the Company and its subsidiaries, refer to Note 7 in the audited consolidated financial statements included elsewhere herein.

Commitments and Contingencies

        For a discussion of the commitments and contingencies of the Company and its subsidiaries, refer to Note 12 Commitments and Contingencies in the audited consolidated financial statements included elsewhere herein.

        For further information, reference should be made to the Notes to Consolidated Financial Statements of the Company included in this Annual Report of Form 10-K.

NOTE 20—SUBSEQUENT EVENTS

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a sales price of approximately $40.0 million. These operations did not meet the criteria for reporting as discontinued operations.

        Subsequent to March 30, 2006 the Company sold four theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate net sales price of approximately $30.7 million. As of March 30, 2006, the assets and liabilities related to these theatres are classified as held for sale.

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

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

MANAGEMENT

        Our business and affairs are managed by the board of directors of Holdings. The board of directors of Holdings consists of nine members. Pursuant to a stockholders agreement entered into by Holdings, the Sponsors, the other co-investors party thereto and any additional investor that becomes a party thereto, two members of the board of directors of Holdings are designated by each of JPMP and Apollo, one member of the board of directors of Holdings is designated by each of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors and one member of the board of directors of Holdings is designated by Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors, voting together, so long as such designee is consented to by each of Bain Capital Partners and The Carlyle Group. See "Certain Relationships and Related Transactions" under Part III Item 13. of this Annual Report on Form 10-K. In addition, Peter C. Brown, the chief executive officer, is a director of Holdings. The composition of the board of directors of AMC Entertainment is the same as Holdings.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of April 25, 2006:

Name	Age	Position(s) Held
Peter C. Brown	47	Chairman of the Board, Chief Executive Officer and Director (AMCE and American Multi-Cinema, Inc.); President (AMCE)
Michael R. Hannon	45	Director (AMCE)
Stephen P. Murray	43	Director (AMCE)
Stan Parker	30	Director (AMCE)
Aaron J. Stone	33	Director (AMCE)
John Connaughton	40	Director (AMCE)
Michael Connelly	54	Director (AMCE)
Benjamin Coughlin	33	Director (AMCE)
Travis Reid	51	Director (AMCE)
Philip M. Singleton	59	Executive Vice President (AMCE); President, Chief Operating Officer and Director (American Multi-Cinema, Inc.)
Craig R. Ramsey	55	Executive Vice President and Chief Financial Officer (AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Richard T. Walsh	52	Executive Vice President (AMCE); Chairman (AMC Film Programming, a division of American Multi-Cinema, Inc.)
John D. McDonald	48	Executive Vice President, U.S. and Canada Operations (American Multi-Cinema, Inc.)
Kevin M. Connor	43	Senior Vice President, General Counsel and Secretary (AMCE and American Multi-Cinema, Inc.)
Mark A. McDonald	47	Executive Vice President, International Operations (AMC Entertainment International, Inc.)
Chris A. Cox	40	Vice President and Chief Accounting Officer (AMCE and American Multi-Cinema,Inc.)
Terry W. Crawford	49	Vice President and Treasurer (AMCE and American Multi-Cinema, Inc.)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Peter C. Brown has served as a Director of AMCE and American Multi-Cinema, Inc., a subsidiary of AMCE, since November 12, 1992, as Chairman of the Board and Chief Executive Officer of AMCE since July 1999 and as President of AMCE since January 1997. Mr. Brown served as Co-Chairman of the Board of AMCE from May 1998 through July 1999 and as Executive Vice President of AMCE from August 1994 to January 1997. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a Director of American Multi-Cinema, Inc. Mr. Brown is on the Board of Directors for Midway Games, Inc., a leading developer and publisher of interactive entertainment software. Mr. Brown is a graduate of the University of Kansas.

        Mr. Michael R. Hannon has served as a Director of AMCE since December 23, 2004. Mr. Hannon serves as Partner of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners in 1988, Mr. Hannon worked at Morgan Stanley & Co. Mr. Hannon is also a Director of NuVox Communications, Hanley-Wood, Ascend Media and Olympus Media. Mr. Hannon holds a B.A. degree from Yale University and an M.B.A. degree from Columbia Business School.

        Mr. Stephen P. Murray has served as a Director of AMCE since December 23, 2004. Mr. Murray serves as Partner of J.P. Morgan Partners, LLC and is the head of J.P. Morgan Partners' buyout and growth equity investment activity and a member of its investment committee. In addition, Mr. Murray focuses on investments in consumer, retail and services; financial services; and healthcare infrastructure. Prior to joining J.P. Morgan Partners, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Currently, Mr. Murray serves on the board of directors of AMC Entertainment, Inc., Cabela's Incorporated, Jetro JMDH Holdings, Inc., La Petite Academy, MedQuest Associates, Inc., National Surgical Care, Inc., Pinnacle Foods Corporation, Strongwood Insurance Holdings Company, USA.NET, Warner Chilcott and Zoots. Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School.

        Mr. Stan Parker has served as a Director of AMCE since December 23, 2004. Mr. Parker is a Partner of Apollo Management, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Prior to joining Apollo Management in 2000, Mr. Parker worked in the Financial Entrepreneurs Group at Salomon Smith Barney. Mr. Parker is also a Director of Affinion Group Holdings and United Agri Products. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania.

        Mr. Aaron J. Stone has served as a Director of AMCE since December 23, 2004. Mr. Stone is a Partner of Apollo Management, L.P. which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, private securities investment funds. Mr. Stone is also a Director of Educate Inc., Hughes Communications, Inc., Intelstat, Ltd and Skyterra Communications Inc. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. Degree from Harvard College.

        Mr. John Connaughton became a Director of AMCE upon the closing of the Mergers. Mr. Connaughton joined Bain Capital in 1989. Prior to joining Bain Capital, Mr. Connaughton was a strategy consultant at Bain & Company where he advised Fortune 500 companies. Mr. Connaughton currently serves as a director of ProSiebenSat1.Media AG, M/C Communications, Sungard Data Systems, Warner Music Group, Warner Chilcott, CRC Health Group, Cumulus Media Partners, The Boston Celtics and Epoch Senior Living. Mr. Connaughton received a B.S. from the University of Virginia, and an M.B.A. from Harvard Graduate School of Business.

        Mr. Michael Connelly became a Director of AMCE upon the closing of the Mergers. Mr. Connelly is a Managing Director of The Carlyle Group focused on U.S. buyout transactions in the telecommunications and media sectors. Prior to joining The Carlyle Group, Mr. Connelly spent more than 25 years in the investment banking and banking industries in the communications sectors. Most recently he was a Managing Director at Credit Suisse First Boston and prior to that a Managing Director at Donaldson, Lufkin & Jenrette in the Media and Telecommunications Group. Before DLJ, he was in the Mergers and Acquisitions Group at The First Boston Corporation. He began his career at The Bank of Boston where he focused on media credits and financial restructurings. Mr. Connelly is also a Director of Insight Communications Company. Mr. Connelly received his M.B.A. from The Wharton School at the University of Pennsylvania and his undergraduate degree at Georgetown University, where he is a member of the Board of Regents. Mr. Connelly is also a member of the Board of Directors of Pan Am Sat.

        Mr. Benjamin Coughlin became a Director of AMCE upon the closing of the Mergers. Mr. Coughlin joined Spectrum Equity Investors in 1997 and has been a Managing Director since 2005. Prior to Spectrum Equity Investors, Mr. Coughlin worked as an Associate at Apax Partners in Munich, Germany, where he was involved with later-stage and buyout opportunities in the technology and information services industries. At Spectrum Equity Investors, Mr. Coughlin focuses on buyout investments in the media, information services and communications industries. Mr. Coughlin graduated from Harvard College with a bachelor's degree, cum laude, in Economics, where he was also a John Harvard Scholar. He is also a member of the Boards of Directors of Apprise Media, Canon Communications and CBD Media LLC.

        Mr. Travis Reid became a Director of AMCE following the closing of the Mergers. Prior thereto, Mr. Reid served as President, Chief Executive Officer and a director of Loews since April 2002. Mr. Reid has been in the film exhibition industry for 30 years. Prior to 2002, Mr. Reid was President, U.S. and Canadan Operations of Loews beginning May 1998. Mr. Reid served as President of Loews Theatres beginning October 1996 and for the preceding year served as Executive Vice President, Film Buying of Loews Theatres. Prior to joining Loews in 1991, Mr. Reid held senior film buying positions at General Cinema Corp., Cineamerica Theatres, Century Theatres and Theatre Management Inc. He began his career at age 20 at a drive-in movie theatre in California. Mr. Reid holds a B.S. in Business Administration from California State University at Hayward. Mr. Reid is also a director of Fandango.

        Mr. Philip M. Singleton was elected President of American Multi-Cinema, Inc. on January 10, 1997 and has served as Chief Operating Officer of American Multi-Cinema, Inc. since November 14, 1991. Mr. Singleton has served as Executive Vice President of AMCE since August 3, 1994. Mr. Singleton has served as a Director of American Multi-Cinema, Inc. since November 12, 1992.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and American Multi-Cinema, Inc. since April 3, 2003. Prior thereto, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and American Multi-Cinema, Inc. effective April 19, 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and American Multi-Cinema, Inc. from August 20, 1998 until May 13, 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 28, 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. effective October 15, 1999. Mr. Ramsey served as Vice President, Finance from January 17, 1997 to October 15, 1999 and prior thereto served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. on February 1, 1995.

        Mr. Richard T. Walsh has served as Executive Vice President of AMCE and Chairman, AMC Film Programming, a division of American Multi-Cinema, Inc., since November 9, 2001. Prior thereto, Mr. Walsh served as Executive Vice President, Film Operations, AMC Film, from September 29, 1999 to November 9, 2001 and as Senior Vice President in charge of operations for the West Division of AMC from July 1, 1994 to September 29, 1999.

        Mr. John D. McDonald has served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. since October 1, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Corporate Operations from November 9, 1995 until his promotion to Executive Vice President on October 1, 1998.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMCE and American Multi-Cinema, Inc. since April 3, 2003. Prior thereto, Mr. Connor served as Senior Vice President, Legal of AMCE and American Multi-Cinema, Inc. beginning November 6, 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1, 1995.

        Mr. Mark A. McDonald has served as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of AMCE, since December 7, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 9, 1995 until his appointment as Executive Vice President in December 1998.

        Mr. Chris A. Cox has served as Vice President and Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. since May 13, 2002. Prior thereto, Mr. Cox served as Vice President and Controller of American Multi-Cinema, Inc. from November 28, 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000.

        Mr. Terry W. Crawford has served as Vice President and Treasurer of AMCE and American Multi-Cinema, Inc. since April 1, 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of AMCE and American Multi-Cinema, Inc. from December 23, 2004 until April 1, 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMCE from May 13, 2002 until December 23, 2004 and American Multi-Cinema, Inc. from January 24, 2000 until December 23, 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMCE from September 14, 2001 until May 13, 2002 and AMC from November 11, 1999 until January 24, 2004. Mr. Crawford served as Assistant Secretary of AMCE from March 27, 1997 until September 14, 2001 and American Multi-Cinema, Inc. from March 21, 1997 until November 11, 1999.

        Audit Committee Members.    We have a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 as amended. Since January 26, 2006, the members of the Audit Committee have been Mr. Coughlin, Mr. Hannon, Mr. Parker and Mr. Reid. The Company does not have an Audit Committee Financial Expert. The Company believes that our Audit Committee, taken as a whole, has the financial, accounting and other relevant education and experience necessary to effectively and competently discharge such director's responsibilities and duties as a member of the Audit Committee.

Code of Ethics

        The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, a copy of which was filed as Exhibit 14 to Form 10-K for the fiscal year ended April 1, 2004.

Item 11. Executive Compensation.

Compensation of Management

        The following table provides certain summary information concerning compensation that the Company paid to or accrued on behalf of its Chief Executive Officer and each of the Company's four other most highly compensated executive officers (determined as of the end of fiscal 2006 and hereafter referred to collectively as the "Named Executive Officers") for the last three fiscal years ended March 30, 2006, March 31, 2005, and April 1, 2004, respectively.

Summary Compensation Table

	Annual Compensation					Long-Term(2) Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)(4)		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation(3)
Peter C. Brown Chairman of the Board, Chief Executive Officer and President	2006 2005 2004	$750,000 742,000 728,000	$25,550 392,000 464,100	$	N/A N/A N/A	– – 1,080,100	– – –	$7,479 8,332 7,052
Philip M. Singleton Executive Vice President and Chief Operating Officer	2006 2005 2004	482,000 484,000 475,000	16,250 249,600 301,716		N/A N/A N/A	– – 602,400	– – –	6,352 6,585 7,557
Craig R. Ramsey Executive Vice President and Chief Financial Officer	2006 2005 2004	341,000 331,000 325,000	11,375 176,800 215,526		N/A N/A N/A	– – 250,667	– – –	5,773 5,720 133,102
Richard T. Walsh Executive Vice President and Chairman AMC Film Programming	2006 2005 2004	348,000 342,000 335,000	11,375 176,800 215,526		N/A N/A N/A	– – 250,667	– – –	6,316 5,702 132,893
John D. McDonald Executive Vice President North American Operations	2006 2005 2004	321,000 319,000 312,500	8,850 136,800 168,300		N/A N/A N/A	– – 125,333	– – –	8,482 8,113 70,261

(1)
For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

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

All of the deferred stock unit awards granted in 2004 were scheduled to vest three years from the date of award subject to, with certain exceptions such as death or disability, continued employment with AMC Entertainment. No dividends were payable with respect to deferred stock awards prior to vesting. All deferred stock units vested as a result of the merger with Marquee and the holder thereof received an amount equal to the excess of (i) $19.50 over (ii) any income tax or employment tax required under the Internal Revenue Code of 1986, as amended with respect to the amounts referred to in clause (i).

All restricted stock awards and non-qualified stock options granted in fiscal 2003 vested and were terminated as a result of the merger with Marquee, and the holder thereof received $19.50 per share (less the exercise price of options) for each share of restricted stock or in-the-money options less applicable income and employment taxes.

(3)
For 2006 and 2005, All Other Compensation is comprised of AMC Entertainment's contributions under its 401(k) savings plan which is a defined contribution plan. For fiscal 2004, All Other Compensation is comprised of AMC Entertainment's contributions under its 401(k) savings plan which is a defined contribution plan and deferred cash awards under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan as follows: Mr. Peter C. Brown—$0; Mr. Philip M. Singleton—$0; Mr. Craig R. Ramsey—$125,333; Mr. Richard T. Walsh—$125,333; and Mr. John D. McDonald—$62,667.

Option Exercises and Holdings related to Marquee Holdings' Shares

        Neither AMC Entertainment nor Holdings made any stock option grants during fiscal 2006 to the Named Executive Officers. The following table provides information with respect to the Named Executive Officers concerning the exercise of options and unexercised options held as of March 30, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-The-Money Options/SARs at FY-End
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter C. Brown	–	–	3,273.82979	13,095.31915	–	–
Philip M. Singleton	–	–	1,636.91489	6,547.65958	–	–
Craig R. Ramsey	–	–	818.45745	3,273.82978	–	–
Richard T. Walsh	–	–	818.45745	3,273.82978	–	–
John D. McDonald	–	–	409.22872	1,636.91490	–	–

Defined Benefit Retirement and Supplemental Executive Retirement Plans

        AMC Entertainment sponsors a defined benefit retirement plan which provides benefits to certain of its employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a) (17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. Under the defined benefit plan, a participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

        AMC Entertainment also sponsors a supplemental executive retirement plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $215,000 (in 1993), the old limit, to $210,000 (in 2005).

        The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC Entertainment's retirement plan and the supplemental executive retirement plan, assuming retirement in calendar 2004 at age 65, payable in the form of a single life annuity. The benefits are not subject to any deduction for social security or other offset amounts. The following table assumes the old limit would have been increased to $310,000 in 2005.

	Years of Credited Service
Highest Consecutive Five Year Average Annual Compensation
	15	20	25	30	35
$125,000	$16,919	$22,559	$28,199	$33,839	$39,479
150,000	20,669	27,559	34,449	41,339	48,229
175,000	24,419	32,559	40,699	48,839	56,979
200,000	28,169	37,559	46,949	56,339	65,729
225,000	31,919	42,559	53,199	63,839	74,479
250,000	35,669	47,559	59,449	71,339	83,229
275,000	39,419	52,559	65,969	78,839	91,979
295,000	42,419	56,559	70,699	84,839	99,979
300,000	43,169	57,559	71,949	86,339	100,729
325,000	46,919	62,559	78,199	93,839	109,479

        As of March 30, 2006, the years of credited service under the retirement plan for each of the Named Executive Officers were: Mr. Peter C. Brown, 15 years; Mr. Philip M. Singleton—31 years; Mr. Craig R. Ramsey—11 years; Mr. Richard T. Walsh—30 years; and Mr. John D. McDonald—29 years.

        AMC Entertainment has established a retirement enhancement plan for the benefit of officers who from time to time may be designated as eligible participants therein by the board of directors. The retirement enhancement plan is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the retirement plan and the participant's primary social security benefit at age 65, or if later, at the date of normal retirement, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to AMC Entertainment's contributions under the supplemental executive retirement plan, the 401(k) savings plan and the non-qualified deferred compensation plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than 25 years of service. The retirement enhancement plan benefit may commence to a participant who has attained the later of age 55 or completion of 15 years of service and has participated in the plan for at least five years and who retires on or after age 55 on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service) whether or not the participant continues to be employed by AMC Entertainment. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. A participant will be entitled to receive a benefit under the retirement enhancement plan if such a participant's employment is terminated at AMC Entertainment's request (other than for cause) or as a result of a change of control (as defined in the retirement enhancement plan). No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

        Mr. Peter C. Brown and Mr. Philip M. Singleton have been designated as eligible to participate in the retirement enhancement plan. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the retirement enhancement plan at age 65 are $85,208 and $30,410, respectively. These amounts are based on certain assumptions respecting their future compensation amounts and the amounts of the Company's contributions under other plans. Actual amounts received by such individuals under the retirement enhancement plan may be different than those estimated.

Employment Contracts, Termination of Employment and Change of Control Arrangements

        The Company maintains employment agreements with Messrs. Peter C. Brown, Philip M. Singleton, Craig R. Ramsey, Richard T. Walsh, John D. McDonald and other less senior officers. The terms of such employment agreements have not changed in any material respect from the employment agreements that existed prior to the Mergers.

        Messrs. Peter C. Brown, Philip M. Singleton, Craig R. Ramsey, Richard T. Walsh and John D. McDonald receive the following annual salaries pursuant to their employment contracts: Mr. Brown—$772,700; Mr. Singleton—$496,700; Mr. Ramsey—$351,700; Mr. Walsh—$358,800; and Mr. McDonald—$351,700. The employment agreements provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreement of Mr. Brown has a term of five years, that of Mr. Singleton has a term of three years and those of Mr. Ramsey, Mr. Walsh and Mr. McDonald have terms of two years. On the anniversary date of each employment agreement, one year will be added to its term, so that each employment agreement always has a five-year, three-year or two-year term, as the case may be, as of each anniversary date. Each employment agreement generally terminates without severance if such employee is terminated for cause or upon such employee's retirement or resignation without good reason, each as defined in his respective employment agreement. The Company will pay the employee a pro rata portion of the bonus he would otherwise be eligible to receive upon termination by reason of the employee's retirement after reaching age 65. If any of Messrs. Ramsey, Walsh or McDonald dies, becomes disabled or is terminated without cause or terminates his agreement subsequent to specified changes in his responsibilities, annual base salary or benefits, each as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years annual base salary. If either Mr. Brown or Mr. Singleton dies, becomes disabled or is terminated without cause or terminates his agreement for good reason or following a change of control, each as defined in the employee's respective agreement, he will be entitled to receive a lump sum cash payment equal to five times for Mr. Brown and three times for Mr. Singleton, the sum of such employee's then annual base salary and the annual bonus such employee would be entitled to receive as if the target level had been obtained, and he will have the right to require Holdings to purchase from him all or any portion of his vested options and shares of Holdings common stock (the "put right"), in exchange for payment for shares equal to the fair market value of Holdings stock and payment for options equal to the excess of such fair market value over the option exercise price, in each case less applicable withholding. The amounts payable by the Company under these employment agreements, assuming termination by reason of a change of control (and in the case of Messrs. Ramsey, Walsh and McDonald, assuming specified changes in their employment terms) (and excluding amounts payable by Holdings in connection with the put right) as of March 30, 2006, were as follows: Mr. Brown—$6,567,000; Mr. Singleton—$2,533,000; Mr. Ramsey—$703,400; Mr. Walsh—$717,600; and Mr. McDonald—$703,400.

        We maintain a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act overtime pay requirements, referred to as a "nonexempt eligible employee," the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks' pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the overtime pay requirements, severance pay is discretionary (at the department head/supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

Compensation of Directors

        The Company pays each non-employee director $50,000 annually for service on the board of directors and, in addition, $1,500 for each board meeting and $1,000 for each board committee meeting which he attends.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock of AMCE is owned by Holdings. Holdings has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Holdings held by (i) each of its directors and executive officers who own shares of common stock of Holdings, (ii) all directors and executive officers of Holdings as a group and (iii) each person known by Holdings to own beneficially more than 5% of Holdings common stock. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Holdings as beneficially owned by them, except as otherwise noted.

Security Ownership of Beneficial Owners, Directors and Officers.

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding beneficial ownership of Holdings capital stock as of May 26, 2006, with respect to:

  •
  each person or group of affiliated persons known by Holdings to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

  •
  each of Holdings' directors;

  •
  each of our Named Executive Officers; and

  •
  all directors and nominees and executive officers as a group.

Name and Address	Shares of Class A-1 Common Stock	Shares of Class A-2 Common Stock	Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-1 Common Stock	Percentage of Ownership
J.P. Morgan Partners Global Investors, L.P. and Related Funds(1)(2)	249,225.00(2)	249,225.00(2)	–	–	–	20.78%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00(4)	249,225.00(4)	–	–	–	20.78%
Bain Capital Holdings (Loews) I, LLC and Related Funds(5)	–	–	–	96,743.45	96,743.45	15.09%
The Carlyle Group Partners III Loews, L.P. and Related Funds(6)	–	–	–	96,743.45	96,743.45	15.09%
Spectrum Equity Investors IV, L.P. and Related Funds(7)	–	–	–	62,598.71	62,598.71	9.76%
Peter C. Brown	–	–	2,542.00	–	–	*
Phillip M. Singleton	–	–	1,272.00	–	–	*
Craig R. Ramsey	–	–	153.00	–	–	*
Richard T. Walsh	–	–	153.00	–	–	*
John D. McDonald	–	–	127.00	–	–	*
Mark A. McDonald	–	–	102.00	–	–	*
Kevin M. Connor	–	–	51.00	–	–	*
Travis Reid	–	–	728.77	–	–	*
All directors and officers as a group (14)	–	–	5,128.77	–	–	0.39%

*
less than 1%

(1)
Represents shares owned by the following group of investment funds affiliated with J.P. Morgan Partners funds: (i) 18,012.61 shares of Class A-1 common stock and 18,012.61 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors, L.P., whose general partner is JPMP Global Investors, L.P., whose general partner is JPMP Capital Corp.; (ii) 7,712.95 shares of Class A-1 common stock and 7,712.95 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman, L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp., (iii) 1,011.31 shares of Class A-1 common stock and 1,011.31 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman II, L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; (iv) 2,767.70 shares of Class A-1 common stock and 2,767.70 shares of Class A-2 common stock owned by AMCE (Ginger), L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; (v) 1,330.19 shares of Class A-1 common stock and 1,330.19 shares of Class A-2 common stock owned by AMCE (Luke), L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; (vi) 2,881.66 shares of Class A-1 common stock and 2,881.66 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown), L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; (vii) 3,217.09 shares of Class A-1 common stock and 3,217.09 shares of Class A-2 common stock owned by AMCE (Scarlett), L.P., whose general partner is JPMP

  Global Investors, L.P., whose general investor is JPMP Capital Corp.; (viii) 75,141.71 shares of Class A-1 common stock and 75,141.71 shares of Class A-2 common stock owned by J.P. Morgan Partners (BHCA), L.P., whose general partner is JPMP Master Fund Manager, L.P., whose general partner is JPMP Capital Corp.; (ix) 12,661.15 shares of Class A-1 common stock and 12,661.15 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II, L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; (x) 1,253.55 shares of Class A-1 common stock and 1,253.55 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Fund/AMC/Selldown II, L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp.; and (xi) 7,260.06 shares of Class A-1 common stock and 7,260.06 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., whose general partner is JPMP Global Investors, L.P., whose general investor is JPMP Capital Corp. The address is c/o JPMP Capital Corp., 1221 Avenue of the Americas, 39th Floor, New York, New York 10020.

(2)
Includes 115,975.00 shares of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect JPMP designees to Holdings' board of directors.

(3)
Represents shares owned by the following group of investment funds affiliated with Apollo funds: (i) 114,328.50 shares of Class A-1 common stock and 114,328.50 shares of Class A-2 common stock owned by Apollo Investment Fund V, L.P.., whose general partner is Apollo Advisors V, L.P., whose general partner is Apollo Capital Management V, Inc.; (ii) 14,997.29 shares of Class A-1 common stock and 14,997.29 shares of Class A-2 common stock owned by Apollo Overseas Partners V, L.P., whose general partner is Apollo Advisors V, L.P., whose general partner is Apollo Capital Management V, Inc., (iii) 1,572.35 shares of Class A-1 common stock and 1,572.35 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(A), L.P., whose general partner is Apollo Advisors V, L.P., whose general partner is Apollo Capital Management V, Inc.; (iv) 1,108.64 shares of Class A-1 common stock and 1,108.64 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(B), L.P., whose general partner is Apollo Advisors V, L.P., whose general partner is Apollo Capital Management V, Inc. and (v) 1,243.22 shares of Class A-1 common stock and 1,243.22 shares of Class A-2 common stock owned by Apollo German Partners V GmbH & Co. KG, whose general partner is Apollo Advisors V, L.P., whose general partner is Apollo Capital Management V, Inc. The address is c/o Apollo Capital Management V, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.

(4)
Includes 115,975.00 shares of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect Apollo designees to Holdings' board of directors.

(5)
Represents shares owned by the following group of investment funds affiliated with Bain Capital funds: (i) 64,255.29 shares of Class L-1 common stock and 64,255.29 shares of Class L-2 common stock owned by Bain Capital Holdings (Loews) I, LLC and (ii) 32,488.16 shares of Class L-1 common stock and 32,488.16 shares of Class L-2 common stock owned by Bain Capital AIV (Loews) II, L.P., whose general partner is Bain Capital Partners VIII, L.P., whose general partner is Bain Capital Investors, LLC. The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(6)
Represents shares owned by the following group of investment funds affiliated with The Carlyle Group: (i) 91,610.59 shares of Class L-1 common stock and 91,610.59 shares of Class L-2 common stock owned by Carlyle Partners III Loews, L.P., whose general partner is TC Group III, L.P., whose general partners is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TCG Holdings, L.L.C. and (ii) 5,132.86 shares of Class L-1 common stock and 5,132.86 shares of Class L-2 common stock owned by CP III Coinvestment, L.P., whose general partner is TC Group III, L.P., whose general partner is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TC Holdings, L.L.C. The address is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.

(7)
Represents shares owned by the following group of investment funds affiliated with Spectrum Equity Investors funds: (i) 61,503.23 shares of Class L-1 common stock and 61,503.23 shares of Class L-2 common stock owned by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P., (ii) 363.07 shares of Class L-1 common stock and 363.07 shares of Class L-2 common stock owned by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P., and (iii) 732.40 shares of Class L-1 common stock and 732.40 shares of Class L-2 common stock owned by Spectrum IV Investment Managers' Fund, L.P. The address is Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, CA 94025.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Holdings' equity compensation plans as of March 30, 2006.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	39,476.72872	$1,000	9,630.7181
Equity compensation plans not approved by security holders	—	—	—

Total	39,476.72872	$1,000	9,630.7181

(1)
These shares are available under the 2004 Stock Option Plan of Holdings. The number of shares shown is as of March 30, 2006.

Item 13. Certain Relationships and Related Transactions.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since April 1, 2005 or which involve obligations that remain outstanding as of March 30, 2006.

        Holdings is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.784%); Apollo (20.784%);Bain Capital Partners (15.090%); The Carlyle Group (15.090%); Spectrum Equity Investors (9.764%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.899%); Co-Investment Partners, L.P. (3.899%); Caisse de Depot et Placement du Quebec (3.120%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.730%); SSB Capital Partners (Master Fund) I, L.P. (1.950%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (1.560%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.780%); Screen Investors 2004, LLC (0.152%); and members of management (0.400%)(1).

(1)
All percentage ownerships are approximate.

        For a description of certain employment agreements between us and Messrs. Peter C. Brown, Philip M. Singleton, John D. McDonald, Richard T. Walsh and Craig R. Ramsey, see "Management—Compensation of Management—Employment Contracts, Termination of Employment and Change of Control Arrangements."

Governance Agreements

        In connection with the Mergers, Holdings, the Sponsors and the other former continuing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings' stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second

Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the former continuing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings (collectively, the "Governance Agreements").

        The Governance Agreements provide that the Board of Directors for Holdings and our company will consist of up to nine directors, two of whom shall be designated by JPMP, two of whom shall be designated by Apollo, one of whom shall be the Chief Executive Officer of Holdings, one of whom shall be designated by The Carlyle Group, one of whom shall be designated by Bain Capital Partners, one of whom shall be designated by Spectrum Equity Investors and one of whom shall be designated by Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors, voting together, so long as such designee is consented to by each of Bain Capital Partners and The Carlyle Group. Each of the directors respectively designated by JPMP, Apollo, The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors shall have three votes on all matters placed before the Board of Directors of Holdings and AMCE and each other director will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon transfers by such Sponsors of ownership in Holdings below certain thresholds.

        The Voting Agreement among Holdings and the former continuing stockholders of Holdings provides that, until the fifth anniversary of the Merger ("Blockout Period"), the former continuing stockholders of Holdings (other than Apollo and JPMP) will generally vote their voting shares of capital stock of Holdings in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Holdings and the former stockholders of LCE Holdings further provide that during the Blockout Period, the former LCE Holdings stockholders will generally vote their voting shares of capital stocks of Holdings on any matter as directed by any two of The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors, except in certain specified instances. In addition, certain actions of Holdings and/or actions of ours, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of Holdings, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, The Carlyle Group or Bain Capital Partners or (ii) Spectrum Equity Investors and (a) either JPMP or Apollo and (b) either The Carlyle Group or Bain Capital Partners (the "Requisite Stockholder Majority") if at such time they hold at least a majority of Holdings' voting shares.

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Holdings or AMCE (an "IPO"), the Governance Agreements prohibit the Sponsors and the other former stockholders of Holdings from transferring any of their interests in Holdings, other than certain permitted transfers to affiliates or to persons approved of by the Sponsors. Following the end of the Blockout Period, the Sponsors may transfer their shares subject to the rights described below.

        The Governance Agreements set forth additional transfer provisions for the Sponsors and the other former stockholders of Holdings with respect to the interests in Holdings, including the following:

        Right of first offer.    After the Blockout Date and prior to an IPO, Holdings and, in the event Holdings does not exercise its right of first offer, each of its stockholders, has a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Holdings that a stockholder is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

        Drag-along rights.    If, prior to an IPO, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Holdings to an independent third party in a bona fide arm's-length transaction or series of transactions that results in a sale of all or substantially all of Holdings or us, such

Sponsors may elect to require each of the other stockholders of Holdings to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

        Tag-along rights.    Subject to the right of first offer described above, if any stockholder proposes to transfer shares of Holdings held by it, then such stockholder shall give notice to each other stockholder, who shall each have the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

        Participant rights.    On or prior to an IPO, the Sponsors have the pro rata right to subscribe to any issuance by Holdings or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

        The Governance Agreements also provide for certain registration rights in the event of an initial public offering of Holdings, including the following:

        Demand rights.    Subject to the consent of at least two of any of JPMP, Apollo, The Carlyle Group and Bain Capital Partners during the first two years following an IPO, each Sponsor has the right at any time following an IPO to make a written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Holdings' expense, subject to certain limitations. Subject to the same consent requirement, the non-Sponsor stockholders of Holdings as a group shall have the right at any time following an IPO to make one written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

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

        Holdback agreements.    Each stockholder has agreed that it will not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of the IPO) after the effective date of any registration statement filed by Holdings in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement provide for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3.5 millions for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Continuing Service Agreement with Travis Reid

        In connection with the termination of his current employment agreement with Loews the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, has paid him a lump sum payment of $1,575,000, and will provide outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company has entered into an agreement with Mr. Reid, whereby Mr. Reid is providing certain transitional consulting services to the Company and reports to Mr. Peter C. Brown, our Chief Executive Officer. Pursuant to the continuing service agreement, which may be terminated by Mr. Reid at any time or by the Company after December 31, 2006, the Company is paying Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for any month thereafter. Under certain circumstances, Mr. Reid will have the right to require Holdings to purchase, and Holdings will have the right to require Mr. Reid to sell, on one occasion, all shares of common stock of Holdings that Mr. Reid received in the Mergers in exchange for payment to him of his original purchase price for his shares of Loews common stock. The continuing service agreement is not intended to create an employment relationship between Mr. Reid and the Company and his services are being provided on an independent contractor basis.

Option Grant to Travis Reid

        Pursuant to his Continuing Service Agreement, effective as of January 26, 2006, Holdings has granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire 600 Class N Common Stock at an exercise price not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. The option is subject to other terms and conditions substantially similar to the terms of Holdings options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Holdings or AMCE.

Cinemex

        Cinemex from time to time purchases services or enters into arrangements with parties related to its employees. For example, Miguel Angel Dávila, Chief Executive Officer and President of Cinemex and on the board of Cinemex, and Adolfo Fastlicht Kurián, a Director of Cinemex, are minority investors in the construction of the new shopping center where one of Cinemex's new theatres opened in December 2004. Mr. Kurián's father is the general manager of three construction companies that provide theatre construction services to Cinemex and Mr. Kurián is an investor in these companies. In addition, Cinemex signed a waiver to allow a McDonald's restaurant owned by Mr. Kurián's wife to open in a shopping center where, under the lease, the landlord was prohibited from leasing space to a business that would compete with the theatre's concessions. A relative of Mr. Dávila is the manager of Consultores en Información Electrónica, S.A. de C.V., the company which renders web hosting, electronic marketing, e-mail and software services to one of Cinemex's subsidiaries. This arrangement may be terminated by Cinemex upon 30-days notice.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the "Senior Notes"). J.P. Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

        On January 26, 2006 AMC Entertainment Inc. sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Holdings, was also an initial purchaser of these notes.

Item 14. Principal Accountant Fees and Services

Audit And Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2006 and 2005. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate AMC Entertainment's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2006	2005
Audit Fees	$931,037	$1,241,052
Audit-Related Fees	1,911,946	972,238
Tax Fees	225,200	1,078,943
All Other Fees	1,774	219,378

Total	$3,069,957	$3,511,611

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

        The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by AMC Entertainment to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2006.

Audit Fees

        This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

        This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting, consulting, including due diligence services, and employee benefit plan audits.

Tax Fees

        This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax preparation and tax compliance.

All Other Fees

        This category consists of services rendered by PricewaterhouseCoopers LLP for technical tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules

        (a)(1)  The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firm	63
Consolidated Statements of Operations—Successor periods ended March 30, 2006 and March 31, 2005 and Predecessor periods ended December 23, 2004 and April 1, 2004	64
Consolidated Balance Sheets—March 30, 2006 and March 31, 2005 Successor	65
Consolidated Statements of Cash Flows—Successor periods ended March 30, 2006 and March 31, 2005 and Predecessor periods ended December 23, 2004 and April 1, 2004	66
Consolidated Statements of Stockholders' Equity (Deficit)—Periods ended March 30, 2006 and March 31, 2005 Successor, December 23, 2004 Predecessor and April 1, 2004 Predecessor	67
Notes to Consolidated Financial Statements—Fiscal years ended March 30, 2006, March 31, 2005 and April 1, 2004	69

  (a)
  (2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

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

MARQUEE HOLDINGS INC.
By:	/s/ CHRIS A. COX Chris A. Cox Chief Accounting Officer
Date:	June 27, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer and President	June 27, 2006
/s/ MICHAEL R. HANNON Michael R. Hannon	Director	June 27, 2006
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	June 27, 2006
/s/ STAN PARKER Stan Parker	Director	June 27, 2006
/s/ AARON J. STONE Aaron J. Stone	Director	June 27, 2006
/s/ JOHN CONNAUGHTON John Connaughton	Director	June 27, 2006
/s/ MICHAEL CONNELLY Michael Connelly	Director	June 27, 2006
/s/ BENJAMIN COUGHLIN Benjamin Coughlin	Director	June 27, 2006
/s/ TRAVIS REID Travis Reid	Director	June 27, 2006
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	June 27, 2006
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	June 27, 2006
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer	June 27, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*2.1(a)	Modified First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.2 to Form 8-K filed March 7, 2002).
*2.1(b)	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
*2.2	Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 13, 2002).
*2.3	Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings, Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
3.1	Second Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (File No. 333-122636) filed on January 31, 2006.
3.2	Second Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K (File No. 333-122636) filed January 31, 2006).
*4.1(a)	Credit Agreement, dated January 16, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
*4.1(b)	Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.8 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
*4.1(c)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
*4.1(d)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.2(a)	Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

*4.2(b)	Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3(a) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).
*4.2(c)	First Supplemental Indenture dated March 29, 2002, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).
*4.2(d)	Second Supplemental Indenture dated December 23, 2004, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.1 to the Company's 8-K (File No. 1-8747) filed January 12, 2005).
*4.2(e)	Third Supplemental Indenture dated January 26, 2006, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.2(e) to the Company's Form 10-Q filed on February 13, 2005).
*4.2(f)	Fourth Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.2(f) to the Company's Form S-4 (File No. 333-133574) filed on April 27, 2006).
*4.3	Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
*4.4(a)	Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
*4.4(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.4(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.4(c) to the Company's Form 10-Q filed on February 13, 2005).
*4.4(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.4(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.5	Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
*4.6(a)	Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
*4.6(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.6(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company's Form 10-Q filed on February 13, 2005).
*4.6(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.7	Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
*4.8(a)	Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.8(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.8(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(c) to the Company's Form 10-Q filed on February 13, 2005).
*4.8(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.9(a)	Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.9(b)	Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.10(a)	Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.10(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.10(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.10(c) to the Company's Form 10-Q filed on February 13, 2005).
*4.10(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.10(d) to the Company's Form S-4 (File No. 333-133574) filed on April 27, 2006).

*4.11(a)	Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.11(b)	Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*4.12(a)	Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*4.12(b)	First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.13	Registration Rights Agreement dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, among AMC Entertainment Inc., the guarantors party thereto, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.2 to the company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*4.14	Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).
*4.15	Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form 5-4 (File No. 333-122636) filed on February 8, 2005).
*10.1	Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.2	Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.3	Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.4	Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.6	Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.7	Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
*10.8	Second Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.9	Second Amended and Restated Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.10	Amended and Restated Management Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.11	Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.12	Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.13	Amended and Restated Fee Agreement, dated as of January 26, 2006, by and among Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners, L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.14	American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
*10.15(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
*10.15(b)	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).
*10.16	Employment Agreement between Marquee Holdings, Inc., AMC Entertainment Inc. and Peter C. Brown dated December 23, 2004 (incorporated by reference from Exhibit 10.3 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.17	Employment agreement between Marquee Holdings, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton dated December 23, 2004 (incorporated by reference from Exhibit 10.4 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.18	Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
*10.19	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
*10.20	Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
*10.21	First Amended and Restated American Multi-Cinema, Inc. Retirement Enhancement Plan effective July 31, 2003 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
*10.22	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
*10.23	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
*10.24	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
*10.25	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
*10.26	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
*10.27	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)
*10.28	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.

*10.29	Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
*10.30	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
*10.31	Form of Non-Qualified Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.18 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.32	Form of Incentive Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.19 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.33	Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).
*10.34	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
*10.35	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
*10.36	Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
*10.37	Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
*10.38	Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

*10.39	Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 28, 2001).
*10.40	Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
*10.41	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
*10.42	Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
*10.43(a)	Marquee Holdings Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.32(a) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.43(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.43(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.44	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed April 4, 2005).
*14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K filed on June 23, 2004)
**21	Subsidiaries of Holdings.
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Previously filed.

**
Filed herewith.

QuickLinks

MARQUEE HOLDINGS INC. FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 30, 2006 INDEX
Forward Looking Statements
PART I
  Item 1. Business
Our Competitive Strengths
Our Strategy
  Item 1A. Risk Factors.
RISK FACTORS Risks Related to Our Business
Risks Related to Our Industry
Risks Related to our Debt
  Item 1B. Unresolved Staff Comments.
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
  Item 10. Directors and Executive Officers of the Registrant.
MANAGEMENT
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PRINCIPAL STOCKHOLDERS
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX