Form 10-Q
period 2006-06-29
Marquee Holdings Inc.
filed 2006-08-14
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐                No        ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 29, 2006
Class A-1 Common Stock, 1¢ par value	382,475.00000
Class A-2 Common Stock, 1¢ par value	382,475.00000
Class N Common Stock, 1¢ par value	5,128.77496
Class L-1 Common Stock, 1¢ par value	256,085.61252
Class L-2 Common Stock, 1¢ par value	256,085.61252

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Revenues
Admissions	$439,532	$276,406
Concessions	182,336	111,333
Other revenue	29,322	25,043

Total revenues	651,190	412,782

Costs and Expenses
Film exhibition costs	229,852	151,717
Concession costs	22,270	11,729
Operating expense	156,370	106,521
Rent	113,729	78,686
General and administrative:
Merger and acquisitions costs	3,752	1,685
Management fee	1,250	500
Other	15,600	10,194
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Depreciation and amortization	64,441	37,511
Disposition of assets and other gains	(1,453)	(667)

Total costs and expenses	608,896	401,587

Other expense (income)
Other	(554)	(1,116)
Interest expense
Corporate borrowings	56,200	30,297
Capital and financing lease obligations	1,548	1,685
Investment expense (income)	(375)	496

Total other expense	56,819	31,362

Loss from continuing operations before income taxes	(14,525)	(20,167)
Income tax provision (benefit)	300	(8,300)

Loss from continuing operations	(14,825)	(11,867)
Loss from discontinued operations, net of income tax provision	—	(19,324)

Net loss	$(14,825)	$(31,191)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2006	March 30, 2006
ASSETS
Current assets:
Cash and equivalents	$345,777	$232,366
Receivables, net of allowance for doubtful accounts of $1,204 as of June 29, 2006 and $1,339 as of March 30, 2006	60,740	54,725
Other current assets	35,634	34,647
Current assets held for sale	308	4,726

Total current assets	442,459	326,464
Property, net	1,456,217	1,501,048
Intangible assets, net	261,973	273,308
Goodwill	2,013,241	2,018,318
Deferred income taxes	5,584	3,564
Other long-term assets	171,611	172,312
Noncurrent assets held for sale	40,982	112,337

Total assets	$4,392,067	$4,407,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163,394	$150,383
Accrued expenses and other liabilities	180,172	157,227
Deferred revenues and income	93,808	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	28,959	30,804
Current liabilities held for sale	2,579	8,233

Total current liabilities	468,912	442,459
Corporate borrowings	2,429,665	2,428,996
Capital and financing lease obligations	45,192	64,016
Other long-term liabilities	419,191	419,474
Noncurrent liabilities held for sale	11,990	11,903

Total liabilities	3,374,950	3,366,848

Stockholders' equity:
Class A-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	4	4
Class A-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	4	4
Class N Common Stock nonvoting ($.01 par value, 375,000 shares authorized; 5,128.77496 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	—	—
Class L-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	3	3
Class L-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of June 29, 2006 and March 30, 2006, respectively)	3	3
Additional paid-in capital	1,308,111	1,307,752
Accumulated other comprehensive loss	(19,578)	(10,658)
Accumulated deficit	(271,430)	(256,605)

Total stockholders' equity	1,017,117	1,040,503

Total liabilities and stockholders' equity	$4,392,067	$4,407,351

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(14,825)	$(31,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,441	38,215
Amortization of discount on corporate borrowings	5,469	4,855
Non-cash portion of stock-based compensation	797	1,116
Non-cash portion of pension and postretirement expense	1,611	847
Deferred income taxes	(854)	9,500
Equity in losses from investments	2,157	646
Disposition of assets and other (gains) losses	(103)	8
Change in assets and liabilities, net of effects from acquisition:
Receivables	(2,764)	(7,467)
Other assets	(4,440)	(2,076)
Accounts payable	21,525	12,259
Accrued expenses and other liabilities	20,197	4,999
Other, net	2,727	1,012

Net cash provided by operating activities	95,938	32,723

Cash flows from investing activities:
Capital expenditures	(32,843)	(16,072)
Loan to NCM	—	(1,850)
Proceeds on disposal—discontinued operations	—	44,861
Proceeds on disposal—continuing operations	66,113	—
Net change in reimbursable construction advances	749	(5,803)
Other, net	(5,191)	(1,067)

Net cash provided by investing activities	28,828	20,069

Cash flows from financing activities:
Repayment of Cinemex Credit Facility	(602)	—
Principal payments under capital and financing lease obligations	(955)	(843)
Principal payments under mortgage	(27)	—
Payments on Term Loan B	(1,625)	—
Change in construction payables	(9,195)	3,453
Deferred financing costs	(1,777)	(1,151)

Net cash (used in) provided by financing activities	(14,181)	1,459

Effect of exchange rate changes on cash and equivalents	2,826	1,023

Net increase in cash and equivalents	113,411	55,274
Cash and equivalents at beginning of period	232,366	72,945

Cash and equivalents at end of period	$345,777	$128,219

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $276 and $483)	$17,366	$6,183
Income taxes paid (refunded)	732	(6)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$1,734

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2006
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned by J.P. Morgan Partners, LLC, Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

        AMCE, through its direct and indirect subsidiaries, including American Mulit-Cinema, Inc. ("AMC") and its subsidiaries' Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMCE Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada" formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with Holdings' annual report on Form 10-K for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

        The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

        Assets held for Sale:    In conjunction with the Merger (see Note 2), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require the Company to hold separate and divest itself of certain theatres. As a result, the Company has classified the assets and liabilities of these theatres as held for sale. The Company sold 4 of these theatres during the 13 weeks ended June 29, 2006.

        Additionally, the Company entered into an agreement to sell its consolidated operations in Spain and Portugal and as a result, the Company classified the assets and liabilities of these theatres as held for sale as of March 30, 2006. These sales were subsequently consummated on May 11, 2006.

NOTE 2—ACQUISITIONS

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, the "Mergers"). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), held approximately 40% of the outstanding capital stock of Holdings.

        The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $540,671,000. Results of operations of Loews are included in the Company's Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. operating 27 theatres with 311 screens in Spain that is accounted for using the equity method. The Merger did not constitute a change in control.

Pro Forma Effect of Merger Transactions

        The pro forma financial information presented below sets forth the Company's pro forma consolidated statement of operations for the thirteen weeks ended June 30, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 1, 2005. Such information is presented for comparative purposes only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

Thirteen Weeks Ended
(In thousands)	Pro Forma June 30, 2005
Revenues
Admissions	$406,778
Concessions	168,172
Other revenue	34,777

Total revenues	609,727

Cost of operations	395,651
Rent	106,895
General and administrative:
Merger and acquisition costs*	3,826
Management fee	1,250
Other	21,177
Preopening expense	109
Theatre and other closure expense	634
Restructuring charge	3,089
Depreciation and amortization	70,213
Disposition of assets and other gains	(468)

Total costs and expenses	602,376

Other income	(1,116)
Interest expense	54,364
Investment expense	1,951

Total other expense	55,199

Loss from continuing operations before income taxes	(47,848)
Income tax provision	2,500

Loss from continuing operations	(50,348)
Loss from discontinued operations	(19,324)

Net loss	$(69,672)

*
Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

        On June 30, 2005, the Company sold one of its wholly-owned subsidiaries Japan AMC Theatres Inc., including four of its five theatres in Japan. The Company sold its remaining Japanese theatre in September 2005. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company had incurred pre-tax losses of $38,689,000, including a $4,998,000 impairment charge in fiscal 2003.

        The operations and cash flows of the Japan theatres were eliminated from the Company's ongoing operations. The Company does not have any significant continuing involvement in the operations of the Japan theatres. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company's International theatrical exhibition operating segment. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Operations during the prior fiscal year are presented in the following table:

Statements of operations data:

Thirteen Weeks Ended
(In thousands)
June 30, 2005
Revenues
Admissions	$9,155
Concessions	1,736
Other	204

Total revenues	11,095

Expense
Film exhibition costs	4,855
Concession costs	312
Operating expense	2,726
Rent	3,254
General and administrative expense—other	768
Depreciation and amortization	704

Total costs and expenses	12,619

Loss before income taxes	(1,524)
Income tax provision	17,800

Loss from discontinued operations	$(19,324)

        Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and disposed of in connection with the consummation of the sale of that entity on June 30, 2005. The goodwill is not deductible for tax purposes as discussed in Note 9.

NOTE 4—COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Net loss	$(14,825)	$(31,191)
Foreign currency translation adjustment	(9,376)	(2,364)
Unrealized gain on Cinemex swap agreement	456	—
Increase in unrealized loss on marketable equity securities	—	(80)

Total comprehensive loss	$(23,745)	$(33,635)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(4,958)	(4,958)
Fair value adjustments(1)	(119)	—	(119)

Balance as of June 29, 2006	$1,893,597	$119,644	$2,013,241

(1)
Adjustments to fair value relate primarily to assets and liabilities of theatres closed or sold and the true-up of liabilities during fiscal 2007.

		June 29, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$115,860	$(15,953)	$116,047	$(13,079)
Loyalty program	4 years	46,000	(17,078)	46,000	(14,950)
LCE trade name	5 years	2,300	(195)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	48,422	(6,496)	48,951	(2,841)
Cinemex non-compete	2 years	6,428	(1,592)	6,462	(313)
Other intangible assets	1 to 16 years	27,532	(24,051)	30,701	(26,922)

Total, amortizable		$246,542	$(65,365)	$250,461	$(58,185)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,796		7,032

Total, unamortized		$80,796		$81,032

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Recorded Amortization	$10,299	$3,948

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of June 29, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$39,034	$31,709	$25,574	$18,658	$12,878

NOTE 6—STOCKHOLDERS' EQUITY

        Holdings accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. Holdings has recorded $797,000 and $1,116,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $458,000 in its Consolidated Statements of Operations during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. Two of the holders of Holdings' stock and stock options have written put rights associated with their options and underlying shares whereby they can require Holdings to repurchase their options and shares. These liability-classified options and shares are required to be remeasured during each reporting period. Holdings has recorded $906,000 of other income related to the re-measurement of the liability-classified shares during the thirteen weeks ended June 29, 2006. One holder of Holdings' stock has an amount-specific put right whereby the holder can require Holdings to repurchase his shares for $600,000 on or prior to December 31, 2006. A liability of $4,225,000 and $2,881,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of June 29, 2006 and March 30, 2006, respectively, for all shares and options containing written put rights.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006			June 30, 2005
	Theatre and Other	Merger Exit costs(1)	Total	Total
Beginning balance	$21,716	$4,618	$26,334	$28,506
Theatre and other closure expense	1,920	123	2,043	634
Transfer of deferred rent and capital lease obligations	—	—	—	641
Payments	(4,956)	(749)	(5,705)	(3,289)

Ending balance	$18,680	$3,992	$22,672	$26,492

(1)
There were no merger exit costs recorded during the thirteen weeks ended June 30, 2005.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at June 29, 2006 by operating segment are as follows (in thousands):

June 29, 2006
U.S. and Canada Theatrical Exhibition	$17,911
International Theatrical Exhibition	476
Other	261

Total segment reserves	18,648
Corporate	4,024

$22,672

NOTE 8—RESTRUCTURING

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

        During fiscal 2006, the Company recorded a liability of $27,090,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Mergers as part of purchase accounting. The Company recorded an additional $4,845,000 liability related to closures of Loews' duplicate administrative facilities in connection with the Mergers as part of purchase accounting.

        A summary of restructuring activity, is set forth below (in thousands):

Thirteen Weeks Ended
June 29, 2006
(In thousands)	Merger Severance Benefits
Beginning balance	$10,571
Merger adjustment	(724)
Payments	(8,095)

Ending balance	$1,752

        Restructuring reserves at June 29, 2006 by operating segment are as follows (in thousands):

June 29, 2006
U.S. and Canada Theatrical Exhibition	$—
International Theatrical Exhibition	—
Other	—

Total Segment reserves	—
Corporate	1,752

$1,752

NOTE 9—INCOME TAXES

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(98.6)
Valuation allowance	(32.7)	(0.6)
State income taxes, net of federal tax benefit	(1.0)	(4.9)
Other, net	(3.4)	(1.9)

Effective tax rate	(2.1)%	(71.0)%

        The Company accounts for income taxes in accordance with SFAS No. 109, Statement of Financial Accounting Standards ("SFAS No. 109"), Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

        Based upon the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the fourth quarter of fiscal year 2006. The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions with the exception of Mexico.

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax benefit using the U.S. federal statutory tax rate of 35% primarily due to the change in valuation allowance recorded against net deferred tax assets. Additionally, income tax expense reflects the net expense related to the impact of the recently enacted Texas gross margins tax. The current year disposition of Portugal and Spain operations did not have a material impact on the income tax provision as the tax benefit derived from the sale was fully offset by an increase in valuation allowance. Non-deductible goodwill relates to the goodwill disposed of with the Japan theatres, which is discussed in Note 3.

NOTE 10—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40. The Company also sponsors a postretirement deferred compensation plan.

        The Company expects to make an annual pension contribution of $1,400,000 during its second fiscal quarter of 2007.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the three plans during the thirteen weeks ended June 29, 2006 and June 30, 2005 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Components of net periodic benefit cost:
Service cost	$797	$959	$228	$173
Interest cost	1,315	1,150	387	261
Expected return on plan assets	(1,116)	(909)	—	—
Curtailment gain	—	—	—	(787)

Net periodic benefit cost	$996	$1,200	$615	$(353)

        The Company's reorganization activities commencing during fiscal 2005 resulted in a partial curtailment of the Company's postretirement deferred compensation plan. The Company defers curtailment gains until they are realized and, as such, curtailment gains of $787,000 were recognized during the thirteen weeks ended June 30, 2005.

NOTE 11—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Revenues
U.S. and Canada theatrical exhibition	$597,691	$393,346
International theatrical exhibition	53,485	13,981
Other	14	5,455

Total revenues	$651,190	$412,782

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$116,247	$67,512
International theatrical exhibition	14,593	(1,753)
Other	(411)	(514)

Segment Adjusted EBITDA	$130,429	$65,245

        A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Loss from continuing operations before income taxes	$(14,525)	$(20,167)
Plus:
Interest expense	57,748	31,982
Depreciation and amortization	64,441	37,511
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Disposition of assets and other gains	(1,453)	(667)
Investment income(4)	(375)	496
Other expense(2)	906	—
General and administrative expense—unallocated:
Merger and acquisition costs	3,752	1,685
Management fee	1,250	500
Other(1)	15,600	10,194

Segment Adjusted EBITDA	$130,429	$65,245

        Information about the Company's long-term assets by operating segment is as follows (in thousands):

Long-term Assets	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$4,226,040	$3,047,398
International theatrical exhibition	368,705	103,726

Total segment long-term assets(3)	4,594,745	3,151,124
Construction in progress	30,068	43,242
Corporate	247,978	223,371
Accumulated depreciation-property	(853,827)	(855,859)
Accumulated amortization-intangible assets	(65,365)	(39,561)
Accumulated amortization-other long-term assets	(44,973)	(38,098)
Noncurrent assets held for sale	40,982	35,378

Consolidated long-term assets, net(3)	$3,949,608	$2,519,597

Long-term Assets, net of accumulated depreciation and amortization	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$3,326,788	$2,245,120
International theatrical exhibition	338,027	41,480

Total segment long-term assets(3)	3,664,815	2,286,600
Construction in progress	30,068	43,242
Corporate	213,743	154,377
Noncurrent assets held for sale	40,982	35,378

Consolidated long-term assets, net(3)	$3,949,608	$2,519,597

Consolidated Balance Sheet	June 29, 2006	June 30, 2005
Property, net	$1,456,217	$823,020
Intangible assets, net	261,973	185,596
Goodwill	2,013,241	1,309,624
Deferred income taxes	5,584	51,550
Other long-term assets	171,611	114,429
Noncurrent assets held for sale	40,982	35,378

Consolidated long-term assets(3)	$3,949,608	$2,519,597

(1)
Including stock-based compensation expense of $797,000 and $1,116,000 for the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

(2)
Other expense is related to the remeasurement of liability—classified shares of common stock.

(3)
Consolidated long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill, other long-term assets and noncurrent assets held for sale. Segment long term assets are comprised of property, intangibles and goodwill.

(4)
Investment income includes equity in losses from investments of $2,157,000 and $646,000 during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

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

        On January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy in the line of sight aspects of this case. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies which covers the remaining line of sight issues at the majority of the Company's existing and all of its future construction stadium-style theatres nationwide, as well as other related forms of relief sought by the United States in this action.

        AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court's order and filed its brief.

        As a result of the new order AMCE estimates the range of the loss to be between $349,350 and $443,938. Accordingly, AMCE has recorded the related liability at $349,350.

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

        On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of 2.7 years. Through June 29, 2006 AMCE has incurred approximately $7.1 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through June 29, 2006. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        AMCE has received settlement payments from various parties in connection with this matter of $1,350,000, $935,000, $2,610,000 and $925,000 during fiscal 2007, 2006, 2005 and 2004, respectively. AMCE received additional settlement payments aggregating $3,850,000 subsequent to June 29, 2006 and has entered into settlement agreements with various parties providing for additional settlement payments to AMCE aggregating $7,775,000. Gain contingencies are recognized upon receipt and recorded in disposition of assets and other gains in the Consolidated Statements of Operations.

        Metreon Arbitration.    In May 1997, Loews entered into a 21-year lease with Metreon, Inc. ("Metreon") to operate a megaplex theatre in an entertainment/retail center developed by Metreon in San Francisco. Since that theatre opened in June 1999, Loews has had a dispute with Metreon with respect to (1) construction costs that Metreon claims are Loews' responsibility under the lease and (2) the percentage of the center occupied by the theatre and the nature, magnitude and allocation of the costs that Metreon is seeking to include as operating expenses under the lease. The amount of operating expenses claimed by Metreon to be allocable to this theatre is based upon the landlord's assertion that Loews occupies at least 48.5% of the center. Loews asserted that it occupied substantially less of the center and that various expenses included in operating expenses charged to Loews were improper. Loews arbitrated this dispute in June 2003 and prevailed but the award was later vacated by the California Court of Appeals. Westfield Group purchased the property in April 2006 and has renewed settlement discussions with AMCE.

        The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the new requirements in the first quarter of fiscal 2008 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

        In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination ("EITF 05-06"). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

        In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. The adoption of FSP 123 R-4 did not have an impact on consolidated financial position, results of operations, or cash flows.

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, the Company is no longer able to capitalize rental costs during the construction period and began expensing them as preopening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005. The Company early adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the "rent holiday".

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the cost and availability of films and the performance of films licensed by us; (ii) competition, including the introduction of alternative forms of entertainment; (iii) construction delays; (iv) the ability to open or close theatres and screens as currently planned; (v) the ability to sub-lease vacant retail space; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations, including the integration of Loews Cineplex Entertainment Corporation and the achievement of estimated cost savings and synergies as a result of the Mergers (as defined below) on a timely basis; (xii) results of significant litigation; and (xiii) our ability to enter into various financing programs. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 30, 2006.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the first quarter of fiscal 2007, we sold 4 theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, sold 4 theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers discussed below, closed 4 theatres with 32 screens in the U.S., opened one new theatre with 15 screens in the U.S., added 6 screens to an existing theatre in the U.S. and opened one new theatre with 9 screens in Mexico resulting in a circuit total after giving effect to the expected disposal of 6 remaining theatres with 78 screens in connection with the approval of the Mergers of 411 theatres and 5,601 screens. As of June 29, 2006, we owned, operated or had interests in 411 theatres and 5,601 screens with 82%, or 4,586 of our screens in the U.S. and Canada, and 18%, or 1,015 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom.

        In connection with the Mergers as discussed below, we acquired Loews on January 26, 2006, which significantly increased our size. In the Merger, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico (included in our International operating segment), that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the thirteen weeks ended June 29,

2006, which include thirteen weeks of operations of the businesses we acquired, are not comparable to our results for the thirteen weeks ended June 30, 2005. For additional information about the Mergers, see Note 2 to the Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q.

        On June 20, 2005, Marquee Holdings Inc. ("Holdings"), the parent company of AMC Entertainment Inc. ("AMCE"), entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, "the Mergers"). The transactions closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers held approximately 60% of its outstanding capital stock, and the stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, immediately prior to the Mergers held approximately 40% of Holding's outstanding capital stock.

        In connection with the Merger, on January 26, 2006, AMCE entered into the following financing transactions:

  •
  the issuance of $325,000,000 in aggregate principal amount of 11% Senior Subordinated Notes due 2016 (the "Notes due 2016");

  •
  a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional de México, S.A., integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650,000,000 term loan facility and a $200,000,000 revolving credit facility (the "New Credit Facility");

  •
  the termination of AMC Entertainment's March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

  •
  the repayment of all outstanding amounts under Loews' senior secured credit facility and the termination of all commitments thereunder (the "Loews Facility"); and

  •
  the completion of a tender offer and consent solicitation (the "Tender Offer") for all $315,000,000 aggregate principal amount of Loews' 9.0% senior subordinated notes due 2014.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to fund the Tender Offer, to pay related fees and expenses, and to pay fees and expenses related to the Merger.

        On June 30, 2005, we sold one of our wholly-owned subsidiaries, Japan AMC Theatres Inc., including four of our five theatres in Japan. We sold our remaining Japan theatre on September 1, 2005. The operations and cash flows of the Japan theatres were eliminated from our ongoing operations as a result of the disposal transactions. We do not have any significant continuing involvement in the operations of the Japan theatres. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in our International theatrical exhibition operating segment.

        We disposed of our only theatre in Hong Kong on January 5, 2006 and entered into a license agreement with the purchaser for continued use of our trademark. These operations did not meet the criteria for reporting as discontinued operations.

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations did not meet the criteria for reporting as discontinued operations because we have continuing involvement in this region.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 30, 2006, AMC Entertainment and Loews added 191 theatres with 3,475 new screens, acquired 431 theatres with 3,007 screens and disposed of 666 theatres with 4,018 screens. As of June 29, 2006, approximately 69% of our screens in the U.S. and Canada were located in megaplex theatres.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 11 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005	% Change
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$408,839	$266,364	53.5%
Concessions	164,309	108,076	52.0%
Other theatre	24,543	18,906	29.8%

	597,691	393,346	52.0%

International theatrical exhibition
Admissions	30,693	10,042	*
Concessions	18,027	3,257	*
Other theatre	4,765	682	*

	53,485	13,981	*
Other	14	5,455	(99.7)%

Total revenues	$651,190	$412,782	57.8%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$216,116	$146,945	47.1%
Concession costs	18,074	11,281	60.2%
Theatre operating expense	143,147	95,491	49.9%
Rent	105,567	73,233	44.2%
Preopening expense	565	8	*
Theatre and other closure expense	2,010	609	*

	485,479	327,567	48.2%

International theatrical exhibition
Film exhibition costs	13,736	4,772	*
Concession costs	4,196	448	*
Theatre operating expense	12,798	5,061	*
Rent	8,162	5,453	49.7%
Preopening expense	477	—	*
Theatre closure	33	25	32.0

	39,402	15,759	*

Other	425	5,969	(92.9)%
General and administrative expense:
Merger and Acquisition costs	3,752	1,685	*
Management Fee	1,250	500	*
Other	15,600	10,194	53.0%
Restructuring charge	—	3,069	*
Depreciation and amortization	64,441	37,511	71.8%
Disposition of assets and other gains	(1,453)	(667)	*

Total costs and expenses	$608,896	$401,587	51.6%

	Thirteen Weeks Ended June 29, 2006	Thirteen Weeks Ended June 30, 2005
Operating Data (at period end):
Screen additions	30	—
Screen dispositions	180	71
Average screens— continuing operations(1)	5,188	3,451
Number of screens operated(2)	5,601	3,643
Number of theatres operated(2)	411	242
Screens per theatre	13.6	15.1
Attendance— continuing operations(1) (in thousands)	65,660	40,261

(1)
Includes consolidated theatres only.

(2)
Excludes 6 theatres with 78 screens held for disposal in connection with approval of the Mergers.

*
Percentage change in excess of 100%

Thirteen weeks Ended June 29, 2006 and June 30, 2005

        Revenues.    Total revenues increased 57.8%, or $238,408,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. This increase included approximately $203,667,000 of additional admission and concessions revenues resulting from the Merger.

        U.S. and Canada theatrical exhibition revenues increased 52.0%, or $204,345,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased 53.5%, or $142,475,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005, due to a 45.5% increase in total attendance, including the increased attendance and admissions revenues of $118,841,000 due to the Merger, and a 5.5% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before April 1, 2005) increased 5.6% during the thirteen weeks ended June 29, 2006 over the comparable period last year, primarily due to a 2% increase in attendance at comparable theatres. Based upon available industry sources, box office revenues of industry comparable theatres increased 3.6% over this same period. Our admissions revenues at comparable theatres outperformed the industry primarily due to a change in the distribution and performance of films released. In certain circumstances, high grossing films cause an expansion of the overall market size due to the increase in the number of prints released. Even though our box office performance on such films increases due to the film's popularity, the market expansion from these high grossing films can result in our overall performance against the industry being diluted. This occurred last year during the thirteen weeks ended June 30, 2005 with the release of a very popular, mainstream movie that was distributed to approximately 3,600 theatres and produced box office admissions revenues in the United States and Canada of approximately $400 million. This caused our year over year percentage change in box office during the thirteen weeks ended June 30, 2005 to be lower than the industry's year over year percentage change. We did not experience this situation during the current thirteen weeks ended June 29, 2006 and thus our rate of increase in admissions revenues was greater than the industry. Our improvement relative to the industry related to this change in distribution and performance of films released more than offset the continuing impact of competition from new build theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 52.0%, or $56,233,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to a 4.5% increase in average concessions per patron related to price increases and an increase in units sold per patron. Concession revenues increased by $45,374,000 due to the Merger. Other theatre revenues increased 29.8%, or $5,637,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

        International theatrical exhibition revenues increased $39,504,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased by $23,845,000 due to the Merger. Overall, admissions revenues increased $20,651,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to an increase of 464.5% in total attendance, partially offset by a 45.9% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concession revenues increased $14,770,000 (of which $15,606,000 resulted from the Merger) during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005 due to the increase in attendance, partially offset by a 2.0% decrease in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Revenues from Other decreased 99.7%, or $5,441,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the contribution of NCN's net assets to NCM on March 29, 2005 and the run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

        Costs and expenses.    Total costs and expenses increased 51.6%, or $207,309,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $175,432,000.

        U.S. and Canada theatrical exhibition costs and expenses increased 48.2%, or $157,912,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Film exhibition costs increased 47.1%, or $69,171,000, during the thirteen weeks ended June 30, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.9% in the current period as compared with 55.2% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 60.2%, or $6,793,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current period compared with 10.4% in the prior period. As a percentage of revenues, theatre operating expense was 24.0% in the current period as compared to 24.3% in the prior period. Rent expense increased 44.2%, or $32,334,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 primarily due to the Merger, which increased rent expense by $27,343,000. During the thirteen weeks ended June 29, 2006, we recognized $2,010,000 of theatre and other closure expense due primarily to the closure of one theatre with 8 screens and to accretion of the closure liability related to theatres closed during prior periods. During the thirteen weeks ended June 30, 2005, we recognized $609,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses increased $23,643,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005. Film exhibition costs increased $8,964,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were

44.8% in the current period as compared with 47.5% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $3,748,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 13.8% in the prior period to 23.3% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by greater concession offerings with lower margins. As a percentage of revenues, theatre operating expense was 23.9% in the current period compared to 36.2% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased 49.7%, or $2,709,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres and factors such as, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from Other decreased 92.9%, or $5,544,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

  General and Administrative Expense:

        Merger and acquisition costs.    Merger and acquisition costs increased $2,067,000 from $1,685,000 to $3,752,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Current year costs are primarily comprised of costs related to the Merger and other potential divestiture activities.

        Management fees.    Management fees increased $750,000 during the current period. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 53.0%, or $5,406,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. We incurred expense at Cinemex of $2,605,000 and increases in other salaries of $1,017,000 related to the Merger.

        Restructuring Charges.    Restructuring charges were $0 during the thirteen weeks ended June 29, 2006 as compared to $3,069,000 during the thirteen weeks ended June 30, 2005. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

        Depreciation and Amortization.    Depreciation and amortization increased 71.8%, or $26,930,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,453,000 in the current period compared to $667,000 in the prior period. The current and prior periods include $1,350,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a gain on disposition of the Spain and Portugal theatres and the U.S. dispositions as required by and in connection with the Mergers of $103,000.

        Other Income.    Other income includes $1,460,000 and $1,116,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. Other income includes $906,000 of expense related to the remeasurement of liability-classified shares of common stock during the thirteen weeks ended June 29, 2006.

        Interest Expense.    Interest expense increased 80.6%, or $25,766,000, primarily due to increased borrowings.

        On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 ("Notes due 2016") and secured the new Senior Secured Credit Facility for $850,000,000, of which $648,375,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,152,000 during fiscal 2007.

        Investment Expense (Income).    Investment income was $375,000 for the thirteen weeks ended June 29, 2006 compared to expense of $496,000 for the thirteen weeks ended June 30, 2005. Interest income increased $2,272,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,157,000 in the current period compared to losses of $646,000 in the prior period. Current year equity in losses related to our investments in NCM and Yelmo Cineplex, S.L. were $1,308,000 and $1,093,000, respectively.

        Income Tax Provision (Benefit).    The provision for income taxes from continuing operations was $300,000 for the thirteen weeks ended June 29, 2006 compared to a benefit of $8,300,000 for the thirteen weeks ended June 30, 2005. See Note 9 to the Consolidated Financial Statements.

        Loss From Discontinued Operations, Net.    On June 30, 2005 we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens. The results of operations of these theatres are classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and classified its operations as discontinued operations. The information presented for all fiscal 2006 reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Loss.    Net loss was $14,825,000 and $31,191,000 for the thirteen weeks ended June 29, 2006 and the thirteen weeks ended June 30, 2005, respectively.

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

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $95,938,000 and $32,723,000 during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. The increase in operating cash flows during the thirteen weeks ended June 29, 2006 is primarily due to increases in attendance and improvement in operating results, including amounts related to the Merger. We had working capital deficits as of June 29, 2006 and March 30, 2006 of $26,453,000 and $115,995,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $89,000,000 and $90,000,000 available on our credit facility to meet these obligations for the periods ended June 29, 2006 and March 30, 2006, respectively.

        During the first quarter of fiscal 2007, we sold 4 theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, sold 4 theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers, closed 4 theatres with 32 screens in the U.S., opened one new theatre with 15 screens in the U.S., added 6 screens to an existing theatre in the U.S. and opened one new theatre with 9 screens in Mexico resulting in a circuit total after giving effect to the expected disposal of 6 remaining theatres with 78 screens in connection with the approval of the Mergers of 411 theatres and 5,601 screens.

Cash Flows from Investing Activities

        Cash provided by investing activities, as reflected in the Consolidated Statements of Cash Flows were $28,828,000 and $20,069,000, during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. As of June 29, 2006, we had construction in progress of $30,068,000. We had 7 U.S. theatres with a total of 102 screens and one Mexico theatre with 12 screens under construction on June 29, 2006 that we expect to open in fiscal 2007. Cash outflows from investing activities include capital expenditures of $32,843,000 and $16,072,000 during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. We expect that our gross capital expenditures in fiscal 2007 will be approximately $141,000,000.

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a net sales price of approximately $35,446,000.

        During the thirteen weeks ended June 29, 2006, we sold four theatres with 42 screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $30,667,000.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(14,181,000) and $1,459,000 during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 30, 2006 for certain information about our New Credit Facility, the Cinemex Credit Facility, our Notes due 2011, Notes due 2012, Notes due 2014, Notes due 2016, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes 2014.

        The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of June 29, 2006, we had no borrowings under the revolving credit facility and $648,375,000 was outstanding under the term loan facility.

        Borrowings under the New Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMCE attaining certain leverage ratios. In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. We are required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014). Under the indenture relating to the Notes due 2012, Notes due 2014 and 11% Senior Subordinated Notes due 2016 ("Notes due 2016"), the most restrictive of the indentures, we could not borrow any amounts as of June 29, 2006 in addition to permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the 2011, 2012, 2014, 2016 notes and Discount Notes due 2014.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding, Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014, at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of June 29, 2006, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2011, the Notes due 2012, Notes due 2014, the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility and the notes.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We expect to adopt the new requirements in the first quarter of fiscal 2008 and are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

        In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination ("EITF 05-06"). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

        In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees' control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. The adoption of FSP 123 R-4 did not have an impact on our consolidated financial position, results of operations, or cash flows.

        In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as preopening expense prior to the theatre opening date. This FSP is effective for the first reporting period beginning after December 15, 2005. We have adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the "rent holiday".

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 New Credit Facility comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of June 29, 2006 and had $648,375,000 outstanding under the term loan facility; therefore, a 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the new credit facility by approximately $1,625,000 during the thirteen weeks ended June 29, 2006. Also included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $512,500 during the thirteen weeks ended June 29, 2006

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $211,225,000 carrying value of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently operate or have interests in theatres in Mexico, Argentina, Brazil, Chile, Uruguay, France, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $0.2 million and $43 million, respectively.

Item 4.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 30, 2006 for information on certain litigation to which we are a party.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 25, 2006 the Requisite Stockholder Majority of Marquee Holdings Inc. approved a proposed settlement of the Metreon litigation in the amount of $3,256,000.

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*2.1
Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
*2.2
Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
*3.1	Second Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (File No. 333-122636) filed on January 31, 2006.
*3.2	Second Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K (File No. 333-122636) filed January 31, 2006).
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Previously filed

**
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQUEE HOLDINGS INC.
Date: August 11, 2006	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: August 11, 2006	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PART II—OTHER INFORMATION
EXHIBIT INDEX
SIGNATURES