Form 10-Q/A
period 2006-06-29
Marquee Holdings Inc.
filed 2007-04-16
CIK 1303276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 333-122636

MARQUEE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0642885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
920 Main Kansas City, Missouri	64105 (Zip Code)
(Address of principal executive offices)

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

Explanatory Note: Marquee Holdings Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for management-purchased shares and stock option awards, reflects discontinued operations described in Note 3 and adds disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so.  Accordingly, the Company has restated the financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity.  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen week period ended June 29, 2006 and as of March 30, 2006 to record the net effect of the adjustments discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended June 29, 2006	Stock based Compensation Expense (1)	Other Expense (Income)	Total
Decrease in Other Long-Term Liabilities (2)	$532	$2,826	$3,358
Increase in Additional Paid-in Capital (3)	$2,869	$3,814	$6,683
Increase in accumulated deficit	$2,114	$1,894	$4,008
Decrease (increase) in Net Loss	$(223)	$906	$683

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

Reclassification for Discontinued Operations

As previously disclosed in our Form 10-Q for the period ended December 28, 2006, we have divested of certain operations that met the criteria for reporting as discontinued operations. Under generally accepted accounting principles, we are required to reclassify previously reported prior period financial statements to reflect the discontinued operations on a basis comparable to the current presentation. Generally accepted accounting principles require our financial statements that were included in our fiscal 2006 Annual Report on Form 10-K to be updated for discontinued operations in our fiscal 2007 Annual Report on Form 10-K. We have previously provided certain financial information that has been revised in advance of filing our fiscal 2007 Annual Report on Form 10-K in our Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007. The historical financial information included herein has been revised and updated from its original presentation to incorporate the following:

•       the reclassification of the results of operations for certain assets which we sold on May 11, 2006, that meet the criteria for discontinued operations to be presented as such in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and the addition to Note 3 to the Notes to the Consolidated Financial Statements in Item 1, Financial Statements (unaudited);

•       reclassifications in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

The information included in this Amendment No. 1 on Form 10-Q/A is presented in connection with the changes described above. The information, with respect to the reclassification for discontinued operations, contained in this Amendment No. 1 on Form 10-Q/A is presented for the thirteen weeks ended June 29, 2006, and except as indicated above with respect to restatements, this information has not been updated to reflect financial results subsequent to that date or any other changes since the date of the Company's Current Report on Form 8-K dated February 22, 2007. Other than the reclassification and footnote disclosures discussed above related to the reclassification for discontinued operations and the changes related to the restatements discussed above there is no change to the Company's previously reported consolidated operating results.  There is no change to the Company’s previously reported consolidated financial condition or cash flows except as discussed above related to the restatement.  Therefore, this filing should be read together with other documents we have filed with the SEC subsequent to the filing of the original Current Report on Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007.  Information in such reports and documents updates and supersedes certain information contained in this document.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
Revenues
Admissions	$435,640	$269,954
Concessions	181,044	109,138
Other revenue	29,150	24,710
Total revenues	645,834	403,802
Costs and Expenses
Film exhibition costs	227,951	148,627
Concession costs	22,015	11,521
Operating expense	155,181	103,654
Rent	112,319	75,805
General and administrative:
Merger and acquisitions costs	3,752	1,685
Management fee	1,250	500
Other	15,773	10,104
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Depreciation and amortization	63,896	35,947
Disposition of assets and other gains	1,436	(667)
Total costs and expenses	606,658	390,887
Other expense (income)
Other	(1,460)	(1,116)
Interest expense
Corporate borrowings	56,200	30,297
Capital and financing lease obligations	1,328	1,199
Investment expense (income)	(371)	496
Total other expense	55,697	30,876
Loss from continuing operations before income taxes	(16,521)	(17,961)
Income tax provision (benefit)	300	(8,400)
Loss from continuing operations	(16,821)	(9,561)
Earnings (loss) from discontinued operations, net of income tax provision	2,679	(21,630)
Net loss	$(14,142)	$(31,191)
Basic and diluted loss per share of common stock:
Loss from continuing operations	(13.12)	(12.43)
Earnings (loss) from discontinued operations	$2.09	(28.11)
Net loss per share	(11.03)	(40.54)
Average shares outstanding:
Basic and diluted	1,282.25	769.35

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2006 (restated)	March 30, 2006 (restated)
ASSETS
Current assets:
Cash and equivalents	$345,777	$232,366
Receivables, net of allowance for doubtful accounts of $1,204 as of June 29, 2006 and $1,339 as of March 30, 2006	60,740	54,725
Other current assets	35,634	34,647
Current assets held for sale	308	4,726
Total current assets	442,459	326,464
Property, net	1,456,217	1,501,048
Intangible assets, net	261,973	273,308
Goodwill	2,013,241	2,018,318
Deferred income taxes	5,584	3,564
Other long-term assets	171,611	172,312
Noncurrent assets held for sale	40,982	112,337
Total assets	$4,392,067	$4,407,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,394	$150,383
Accrued expenses and other liabilities	180,172	157,227
Deferred revenues and income	93,808	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	28,959	30,804
Current liabilities held for sale	2,579	8,233
Total current liabilities	468,912	442,459
Corporate borrowings	2,429,665	2,428,996
Capital and financing lease obligations	45,192	64,016
Other long-term liabilities	415,833	417,335
Noncurrent liabilities held for sale	11,990	11,903
Total liabilities	3,371,592	3,364,709
Stockholders’ equity:
Class A-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	4	4
Class A-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	4	4
Class N Common Stock nonvoting ($.01 par value, 375,000 shares authorized; 5,128.77496 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	—	—
Class L-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of June 29, 2006 and March 30, 2006)	3	3
Class L-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of June 29, 2006 and March 30, 2006, respectively)	3	3
Additional paid-in capital	1,314,794	1,313,899
Accumulated other comprehensive loss	(19,578)	(10,658)
Accumulated deficit	(274,755)	(260,613)
Total stockholders’ equity	1,020,475	1,042,642
Total liabilities and stockholders’ equity	$4,392,067	$4,407,351

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(14,142)	$(31,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,441	38,215
Amortization of discount on corporate borrowings	5,469	4,855
Non-cash portion of stock-based compensation	1,020	1,116
Non-cash portion of pension and postretirement expense	1,611	847
Deferred income taxes	(854)	9,500
Equity in losses from investments	2,157	646
Disposition of assets and other (gains) losses	(103)	8
Change in assets and liabilities, net of effects from acquisition:
Receivables	(2,764)	(7,467)
Other assets	(4,440)	(2,076)
Accounts payable	21,525	12,259
Accrued expenses and other liabilities	19,291	4,999
Other, net	2,727	1,012
Net cash provided by operating activities	95,938	32,723
Cash flows from investing activities:
Capital expenditures	(32,843)	(16,072)
Loan to NCM	—	(1,850)
Proceeds on disposal—discontinued operations	—	44,861
Proceeds on disposal—continuing operations	66,113	—
Net change in reimbursable construction advances	749	(5,803)
Other, net	(5,191)	(1,067)
Net cash provided by investing activities	28,828	20,069
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	(602)	—
Principal payments under capital and financing lease obligations	(955)	(843)
Principal payments under mortgage	(27)	—
Payments on Term Loan B	(1,625)	—
Change in construction payables	(9,195)	3,453
Deferred financing costs	(1,777)	(1,151)
Net cash (used in) provided by financing activities	(14,181)	1,459
Effect of exchange rate changes on cash and equivalents	2,826	1,023
Net increase in cash and equivalents	113,411	55,274
Cash and equivalents at beginning of period	232,366	72,945
Cash and equivalents at end of period	$345,777	$128,219
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $276 and $483)	$17,366	$6,183
Income taxes paid (refunded)	732	(6)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$1,734

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

AMCE, through its direct and indirect subsidiaries, including American Mulit-Cinema, Inc. (“AMC”) and its subsidiaries’ Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMCE Entertainment International, Inc. (“AMCEI”) and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the “Company”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada” formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with Holdings’ annual report on Form 10-K/A for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirteen weeks ended June 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet included in the 10-K/A, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Restatement:   In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements as of and for the thirteen weeks ended June 29, 2006  and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so.  Accordingly, the Company has restated the financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity.  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen weeks ended June 29, 2006  and as of March 30, 2006 to record the net effect of the adjustments discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended June 29, 2006	Stock based Compensation Expense (1)	Other Expense (Income)	Total
Decrease in Other Long-Term Liabilities (2)	$532	$2,826	$3,358
Increase in Additional Paid-in Capital (3)	$2,869	$3,814	$6,683
Incrrease in accumulated deficit	$2,114	$1,894	$4,008
Decrease (increase) in Net Loss	$(223)	$906	$683

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

	Thirteen Weeks Ended June 29, 2006
	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues
Admissions	$439,532	$—	$(3,892)	$435,640
Concessions	182,336	—	(1,292)	181,044
Other revenue	29,322	—	(172)	29,150
Total revenues	651,190	—	(5,356)	645,834
Costs and Expenses
Film exhibition costs	229,852	—	(1,901)	227,951
Concession costs	22,270	—	(255)	22,015
Operating expense	156,370	—	(1,189)	155,181
Rent	113,729	—	(1,410)	112,319
General and administrative:
Merger and acquisition costs	3,752	—	—	3,752
Management fee	1,250	—	—	1,250
Other	15,600	223	(50)	15,773
Preopening expense	1,042	—	—	1,042
Theatre and other closure expense	2,043	—	—	2,043
Depreciation and amortization	64,441	—	(545)	63,896
Disposition of assets and other gains	(1,453)	—	2,889	1,436
Total costs and expenses	608,896	223	(2,461)	606,658
Other expense (income)
Other income	(554)	(906)	—	(1,460)
Interest expense
Corporate borrowings	56,200	—	—	56,200
Capital and financing lease obligations	1,548	—	(220)	1,328
Investment income	(375)	—	4	(371)
Total other expense	56,819	(906)	(216)	55,697
Earnings (loss) from continuing operations before income taxes	(14,525)	683	(2,679)	(16,521)
Income tax provision (benefit)	300	—	-—	300
Earnings (loss) from continuing operations	(14,825)	683	(2,679)	(16,821)
Earnings (loss) from discontinued operations, net of income taxes	—	—	2,679	2,679
Net earnings (loss)	$(14,825)	$683	$—	$(14,142)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(11.56)			$(13.12)
Earnings from discontinued operations	—			2.09
Net loss per share	$(11.56)			$(11.03)
Average shares outstanding:
Basic and diluted	1,282.25			1,282.25

	As of June 29, 2006			As of March 30, 2006
	As		As	As		As
	Reported	Restatement(1)	Restated	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$345,777	$—	$345,777	$232,366	$—	$232,366
Receivables	60,740	—	60,740	54,725	—	54,725
Other current assets	35,634	—	35,634	34,647	—	34,647
Current assets held for sale	308	—	308	4,726	—	4,726
Total current assets	442,459	—	442,459	326,464	—	326,464
Property	1,456,217	—	1,456,217	1,501,048	—	1,501,048
Intangible assets	261,973	—	261,973	273,308	—	273,308
Goodwill	2,013,241	—	2,013,241	2,018,318	—	2,018,318
Deferred income taxes	5,584	—	5,584	3,564	—	3,564
Other long-term assets	171,611	—	171,611	172,312	—	172,312
Non-current assets held for sale	40,982	—	40,982	112,337	—	112,337
Total assets	$4,392,067	$-	$4,392,067	$4,407,351	$-	$4,407,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$163,394	$-	$163,394	$150,383	$—	$150,383
Accrued expenses and other liabilities	180,172	-	180,172	157,227	—	157,227
Deferred revenues and income	93,808	-	93,808	95,812	-	95,812
Current maturities	28,959	-	28,959	30,804	-	30,804
Current liabilities held for sale	2,579	-	2,579	8,233	-	8,233
Total current liabilities	468,912	-	468,912	442,459	-	442,459
Corporate borrowings	2,429,665	-	2,429,665	2,428,996	-	2,428,996
Capital and financing lease obligations	45,192	-	45,192	64,016	-	64,016
Other long-term liabilities	419,191	(3,358)	415,833	419,474	(2,139)	417,335
Non-current liabilities held for sale	11,990	-	11,990	11,903	-	11,903
Total liabilities	3,374,950	(3,358)	3,371,592	3,366,848	(2,139)	3,364,709
Stockholders' equity:
Common stock	14	-	14	14	-	14
Additional paid-in capital	1,308,111	6,683	1,314,794	1,307,752	6,147	1,313,899
Accumulated other comprehensive income	(19,578)	-	(19,578)	(10,658)	-	(10,658)
Accumulated deficit	(271,430)	(3,325)	(274,755)	(256,605)	(4,008)	(260,613)
Total stockholders' equity	1,017,117	3,358	1,020,475	1,040,503	2,139	1,042,642
Total liabilities and equity	$4,392,067	$—	$4,392,067	$4,407,351	$—	$4,407,351

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

Loss per share:   Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of outstanding stock options, if dilutive. Options to purchase 39,476.72872 and 38,876.272 shares of common stock at $1,000.00 per share were outstanding during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively, but were not included in the computation of diluted loss per share because the options were anti-dilutive.

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

Pro Forma Effect of Merger Transactions

The pro forma financial information presented below sets forth the Company’s pro forma consolidated statement of operations for the thirteen weeks ended June 30, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 1, 2005. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

Thirteen Weeks Ended
(In thousands)	Pro Forma June 30, 2005
Revenues
Admissions	$400,326
Concessions	165,977
Other revenue	34,444
Total revenues	600,747
Cost of operations	389,486
Rent	104,014
General and administrative:
Merger and acquisition costs*	3,826
Management fee	1,250
Other	21,087
Preopening expense	109
Theatre and other closure expense	634
Restructuring charge	3,089
Depreciation and amortization	68,649
Disposition of assets and other gains	(468)
Total costs and expenses	591,676
Other income	(1,116)
Interest expense	53,878
Investment expense	1,951
Total other expense	54,713
Loss from continuing operations before income taxes	(45,642)
Income tax provision	2,400
Loss from continuing operations	(48,042)
Loss from discontinued operations	(21,630)
Net loss	$(69,672)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(37.47)
Loss from discontinued operations	(16.87)
Net loss per share	$(54.34)
Average shares outstanding:
Basic and diluted	1,282.25

*                    Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi Cinemeas E Espectáculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at June 29, 2006 and March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company's International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,889,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11.7 million was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 29, 2006	June 29, 2005
Revenues
Admissions	$3,892	$6,452
Concessions	1,292	2,195
Other revenue	172	333
Total revenues	5,356	8,980
Costs and Expenses
Film exhibition costs	1,901	3,090
Concession costs	255	208
Operating expense	1,189	2,867
Rent	1,410	2,881
General and administrative—other	50	90
Depreciation and amortization	545	1,564
Disposition of assets and other gains	(2,889)	—
Total costs and expenses	2,461	10,700
Interest expense	220	486
Investment income	(4)	—
Total other expense	216	486
Earnings (loss) before income taxes	2,679	(2,206)
Income tax provision	—	100
Earnings (loss) from discontinued operations	$2,679	$(2,306)

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
Net loss	$(14,142)	$(31,191)
Foreign currency translation adjustment	(9,376)	(2,364)
Unrealized gain on Cinemex swap agreement	456	—
Increase in unrealized loss on marketable equity securities	—	(80)
Total comprehensive loss	$(23,062)	$(33,635)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(4,958)	(4,958)
Fair value adjustments(1)	(119)	—	(119)
Balance as of June 29, 2006	$1,893,597	$119,644	$2,013,241

(1)          Adjustments to fair value relate primarily to assets and liabilities of theatres closed or sold and the true-up of liabilities during fiscal 2007.

		June 29, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$115,860	$(15,953)	$116,047	$(13,079)
Loyalty program	4 years	46,000	(17,078)	46,000	(14,950)
LCE trade name	5 years	2,300	(195)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	48,422	(6,496)	48,951	(2,841)
Cinemex non-compete	2 years	6,428	(1,592)	6,462	(313)
Other intangible assets	1 to 16 years	27,532	(24,051)	30,701	(26,922)
Total, amortizable		$246,542	$(65,365)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,796		7,032
Total, unamortized		$80,796		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Recorded Amortization	$10,299	$3,948

Estimated amortization expense for the next five fiscal years for intangible assets owned as of June 29, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$39,034	$31,709	$25,574	$18,658	$12,878

NOTE 6—STOCKHOLDERS’ EQUITY

Holdings accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. Holdings has recorded $1,020,000 and $1,116,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and

$458,000 in its Consolidated Statements of Operations during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. One of the holders of Holdings’ stock options has written put rights deemed to be in the holder’s control associated with his options whereby he can require Holdings to repurchase his options. These liability-classified options are required to be remeasured during each reporting period. A liability of $267,000 and $142,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of June 29, 2006 and March 30, 2006, respectively, for all options containing written put rights.

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
$1,752

NOTE 9—INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(73.6)
Valuation allowance	(32.7)	(0.5)
State income taxes, net of federal tax benefit	(1.0)	(2.5)
Other, net	(3.5)	(2.2)
Effective tax rate	(2.2)%	(43.8)%

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

NOTE 11—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
Revenues
U.S. and Canada theatrical exhibition	$597,691	$393,346
International theatrical exhibition	48,129	5,001
Other	14	5,455
Total revenues	$645,834	$403,802
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$116,247	$67,512
International theatrical exhibition	13,992	(1,687)
Other	(411)	(514)
Segment Adjusted EBITDA	$129,828	$65,311

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006 (restated)	June 30, 2005
Loss from continuing operations before income taxes	$(16,521)	$(17,961)
Plus:
Interest expense	57,528	31,496
Depreciation and amortization	63,896	35,947
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Disposition of assets and other gains	1,436	(667)
Investment income(3)	(371)	496
General and administrative expense—unallocated:
Merger and acquisition costs	3,752	1,685
Management fee	1,250	500
Other(1)	15,773	10,104
Segment Adjusted EBITDA	$129,828	$65,311

Information about the Company’s long-term assets by operating segment is as follows (in thousands):

Long-term Assets	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$4,226,040	$3,047,398
International theatrical exhibition	368,705	103,726
Total segment long-term assets(3)	4,594,745	3,151,124
Construction in progress	30,068	43,242
Corporate	247,978	223,371
Accumulated depreciation-property	(853,827)	(855,859)
Accumulated amortization-intangible assets	(65,365)	(39,561)
Accumulated amortization-other long-term assets	(44,973)	(38,098)
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets, net(3)	$3,949,608	$2,519,597

Long-term Assets, net of accumulated depreciation and amortization	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$3,326,788	$2,245,120
International theatrical exhibition	338,027	41,480
Total segment long-term assets(3)	3,664,815	2,286,600
Construction in progress	30,068	43,242
Corporate	213,743	154,377
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets, net(3)	$3,949,608	$2,519,597

Consolidated Balance Sheet	June 29, 2006	June 30, 2005
Property, net	$1,456,217	$823,020
Intangible assets, net	261,973	185,596
Goodwill	2,013,241	1,309,624
Deferred income taxes	5,584	51,550
Other long-term assets	171,611	114,429
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets(2)	$3,949,608	$2,519,597

(1)          Including stock-based compensation expense of $1,020,000 and $1,116,000 for the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

(2)          Consolidated long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill, other long-term assets and noncurrent assets held for sale. Segment long term assets are comprised of property, intangibles and goodwill.

(3)          Investment income includes equity in losses from investments of $2,157,000 and $646,000 during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

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

AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order and filed its brief.

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

•       the termination of AMC Entertainment’s March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

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

In December 2006 we disposed of our equity method investment in Yelmo which owned and operated 27 theatres with 310 screens in Spain on the date of the sale.

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

	Thirteen Weeks Ended
	June 29, 2006 (restated)(3)	June 30, 2005	% Change
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$408,839	$266,364	53.5%
Concessions	164,309	108,076	52.0%
Other theatre	24,543	18,906	29.8%
	597,691	393,346	52.0%
International theatrical exhibition
Admissions	26,801	3,590	*
Concessions	16,735	1,062	*
Other theatre	4,593	349	*
	48,129	5,001	*
Other	14	5,455	(99.7)%
Total revenues	$645,834	$403,802	59.9%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$216,116	$146,945	47.1%
Concession costs	18,074	11,281	60.2%
Theatre operating expense	143,147	95,491	49.9%
Rent	105,567	73,233	44.2%
Preopening expense	565	8	*
Theatre and other closure expense	2,010	609	*
	485,479	327,567	48.2%
International theatrical exhibition
Film exhibition costs	11,835	1,682	*
Concession costs	3,941	240	*
Theatre operating expense	11,609	2,194	*
Rent	6,752	2,572	*
Preopening expense	477	—	*
Theatre closure	33	25	32.0
	34,647	6,713	*
Other	425	5,969	(92.9)%
General and administrative expense:
Merger and Acquisition costs	3,752	1,685	*
Management Fee	1,250	500	*
Other	15,773	10,104	56.1%
Restructuring charge	—	3,069	*
Depreciation and amortization	63,896	35,947	77.8%
Disposition of assets and other gains	1,436	(667)	*
Total costs and expenses	$606,658	$390,887	55.2%

	Thirteen Weeks Ended June 29, 2006	Thirteen Weeks Ended June 30, 2005
Operating Data (at period end):
Screen additions	30	—
Screen dispositions	180	71
Average screens— continuing operations(1)	5,139	3,345
Number of screens operated(2)	5,601	3,643
Number of theatres operated(2)	411	242
Screens per theatre	13.6	15.1
Attendance— continuing operations(1) (in thousands)	64,969	39,141

(1)          Includes consolidated theatres only.

(2)          Excludes 6 theatres with 78 screens held for disposal in connection with approval of the Mergers.

(3)          We restated our financial statements for management-purchased shares and stock option awards and to reflect reclassifications for discontinued operations. See Notes 1 and 3 to our consolidated financial statements.

*                    Percentage change in excess of 100%

Thirteen weeks Ended June 29, 2006 and June 30, 2005

Revenues.   Total revenues increased 59.9%, or $242,032,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. This increase included approximately $203,667,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 52.0%, or $204,345,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased 53.5%, or $142,475,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005, due to a 45.5% increase in total attendance, including the increased attendance and admissions revenues of $118,841,000 due to the Merger, and a 5.5% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before April 1, 2005) increased 5.6% during the thirteen weeks ended June 29, 2006 over the comparable period last year, primarily due to a 2% increase in attendance at comparable theatres. Based upon available industry sources, box office revenues of industry comparable theatres increased 3.6% over this same period. Our admissions revenues at comparable theatres outperformed the industry primarily due to a change in the distribution and performance of films released. In certain circumstances, high grossing films cause an expansion of the overall market size due to the increase in the number of prints released. Even though our box office performance on such films increases due to the film’s popularity, the market expansion from these high grossing films can result in our overall performance against the industry being diluted. This occurred last year during the thirteen weeks ended June 30, 2005 with the release of a very popular, mainstream movie that was distributed to approximately 3,600 theatres and produced box office admissions revenues in the United States and Canada of approximately $400 million. This caused our year over year percentage change in box office during the thirteen weeks ended June 30, 2005 to be lower than the industry’s year over year percentage change. We did not experience this situation during the current thirteen weeks ended June 29, 2006 and thus our rate of increase in admissions revenues was greater than the industry. Our improvement relative to the industry related to this change in distribution and performance of films released more than offset the continuing impact of competition from new build theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 52.0%, or $56,233,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to a 4.5% increase in average concessions per patron related to price increases and an increase in units sold per patron. Concession revenues increased by $45,374,000 due to the Merger. Other theatre revenues increased 29.8%, or $5,637,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $43,128,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased by $23,845,000 due to the Merger. Overall, admissions revenues increased $23,211,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to an increase of 8,279,000 in total attendance, partially offset by a 51.9% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concession revenues increased $15,673,000 (of which $15,606,000 resulted from the Merger) during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005 due to the increase in attendance and a 1.5% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from Other decreased 99.7%, or $5,441,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 55.2%, or $215,771,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $175,432,000.

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

International theatrical exhibition costs and expenses increased $27,934,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005. Film exhibition costs increased $10,153,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 44.2% in the current period as compared with 46.9% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $3,701,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 22.6% in the prior period to 23.5% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by greater concession offerings with lower margins. As a percentage of revenues, theatre operating expense was 24.1% in the current period compared to 43.9% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased $4,180,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres and factors such as, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 56.1%, or $5,669,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. We incurred expense at Cinemex of $2,605,000 and increases in other salaries of $1,017,000 related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 77.8%, or $27,949,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $1,436,000 in the current period compared to ($667,000) in the prior period. The current and prior periods include $1,350,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a loss on the U.S. dispositions as required by and in connection with the Mergers of $2,570,000.

Other Income.   Other income includes $1,460,000 and $1,116,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

Interest Expense.   Interest expense increased 82.7%, or $26,032,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 (“Notes due 2016”) and secured the new Senior Secured Credit Facility for $850,000,000, of which $648,375,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,152,000 during fiscal 2007.

Investment Expense (Income).   Investment income was $371,000 for the thirteen weeks ended June 29, 2006 compared to expense of $496,000 for the thirteen weeks ended June 30, 2005. Interest income increased $2,268,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,157,000 in the current period compared to losses of $646,000 in the prior period. Current year equity in losses related to our investments in NCM and Yelmo Cineplex, S.L. were $1,308,000 and $1,093,000, respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $300,000 for the thirteen weeks ended June 29, 2006 compared to a benefit of $8,400,000 for the thirteen weeks ended June 30, 2005. See Note 9 to the Consolidated Financial Statements.

Earnings (Loss) From Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemas E Espectáculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005 we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens. The results of operations of these theatres are classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and classified its operations as discontinued operations. The information presented for all periods reflect these as discontinued operations. See Note 3 to the Consolidated Financial Statements for the components of the earnings (loss) from discontinued operations.

Net Loss.   Net loss was $14,142,000 and $31,191,000 for the thirteen weeks ended June 29, 2006 and the thirteen weeks ended June 30, 2005, respectively.

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

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K/A for the fiscal year ended March 30, 2006 for certain information about our New Credit Facility, the Cinemex Credit Facility, our Notes due 2011, Notes due 2012, Notes due 2014, Notes due 2016, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes 2014.

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

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010 and Discount Notes due 2014). Under the indenture relating to the Notes due 2012, Notes due 2014 and 11% Senior Subordinated Notes due 2016 (“Notes due 2016”), the most restrictive of the indentures, we could not borrow any amounts as of June 29, 2006 in addition to permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indentures relating to the 2011, 2012, 2014, 2016 notes and Discount Notes due 2014.

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

Item 4.   Controls and Procedures.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of June 29, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 29, 2006, we identified the following material weakness in our internal control over financial reporting:

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

(b)   Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen weeks ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

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

MARQUEE HOLDINGS INC.
Date: April 16, 2007	/s/ PETER C. BROWN
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President
Date: April 16, 2007	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and
Chief Financial Officer