Form 10-Q/A
period 2006-09-28
Marquee Holdings Inc.
filed 2007-04-16
CIK 1303276

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

Explanatory Note: Marquee Holdings Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for management-purchased shares and stock option awards, reflects discontinued operations described in Note 3 and adds disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006, September 29, 2005 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so.  Accordingly, the Company has restated the financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity.  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended September 28, 2006	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase (decrease) in Net Loss	$(188)	$214	$26

Thirteen Weeks Ended September 29, 2005	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase (decrease) in Net Loss	$547	$722	$1,269

Twenty-Six Weeks Ended September 28, 2006	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Decrease in Other Long-Term Liabilities (2).	$816	$3,040	$3,856
Increase in Additional Paid-in Capital (3)	$3,341	$3,814	$7,155
Increase in accumulated deficit	$2,114	$1,894	$4,008
Decrease (increase) in Net Loss	$(411)	$1,120	$709

Twenty-Six Weeks Ended September 29, 2005	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase in Deferred Income Taxes	$450	$450	$900
Decrease in Other Long-Term Liabilities (2).	$456	$2,578	$3,034
Increase in Additional Paid-in Capital (3)	$1,453	$3,750	$5,203
Increase in Net Loss	$547	$722	$1,269

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for the management purchased shares and stock option awards above

(3)          Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 1 to the Consolidated Financial Statements for more information.

Reclassification for Discontinued Operations

As previously disclosed in our Form 10 Q for the period ended December 28, 2006, we have divested of certain operations that met the criteria for reporting as discontinued operations. Under generally accepted accounting principles, we are required to reclassify previously reported prior period financial statements to reflect the discontinued operations on a basis comparable to the current presentation. Generally accepted accounting principles require our financial statements that were included in our fiscal 2006 Annual Report on Form 10 K to be updated for discontinued operations in our fiscal 2007 Annual Report on Form 10 K. We have previously provided certain financial information that has been revised in advance of filing our fiscal 2007 Annual Report on Form 10 K in our Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007. The historical financial information included herein has been revised and updated from its original presentation to incorporate the following:

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

The information included in this Amendment No. 1 on Form 10-Q/A is presented in connection with the changes described above. The information, with respect to the reclassification for discontinued operations, contained in this Amendment No. 1 on Form 10-Q/A is presented for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005, and except as indicated above with respect to restatements, this information has not been updated to reflect financial results subsequent to that date or any other changes since the date of the Company's Current Report on Form 8-K dated February 22, 2007. Other than the reclassification and footnote disclosures discussed above related to the reclassification for discontinued operations and the changes related to the restatements discussed above there is no change to the Company's previously reported consolidated operating results.  There is no change to the Company’s previously reported consolidated financial condition or cash flows except as discussed above related to the restatement.  Therefore, this filing should be read together with other documents we have filed with the SEC subsequent to the filing of the original Current Report on Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007.  Information in such reports and documents updates and supersedes certain information contained in this document.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 28, 2006 (restated)	September 29, 2005 (restated)	September 28, 2006 (restated)	September 29, 2005 (restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$422,573	$262,223	$858,213	$532,177
Concessions	176,745	102,761	357,789	211,899
Other revenue	32,233	22,435	61,383	47,145
Total revenues	631,551	387,419	1,277,385	791,221
Costs and Expenses
Film exhibition costs	219,220	139,491	447,171	288,118
Concession costs	20,777	11,383	42,792	22,904
Operating expense	163,259	105,157	318,440	208,811
Rent	111,753	75,179	224,072	150,984
General and administrative:
Merger and acquisitions costs	2,074	960	5,826	2,645
Management fee	1,250	500	2,500	1,000
Other	14,268	8,975	30,041	19,079
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charges	—	839	—	3,908
Depreciation and amortization	64,634	36,600	128,530	72,547
Disposition of assets and other gains	(7,286)	(103)	(5,850)	(770)
Total costs and expenses	597,703	380,055	1,204,361	770,942
Other expense (income)
Other	(5,974)	(4,931)	(7,434)	(6,047)
Interest expense
Corporate borrowings	56,600	30,035	112,800	60,332
Capital and financing lease obligations	1,190	1,224	2,518	2,423
Investment income	(3,234)	(975)	(3,605)	(479)
Total other expense	48,582	25,353	104,279	56,229
Loss from continuing operations before income taxes	(14,734)	(17,989)	(31,255)	(35,950)
Income tax provision (benefit)	1,900	(6,900)	2,200	(15,300)
Earnings (loss) from continuing operations	(16,634)	(11,089)	(33,455)	(20,650)
Loss from discontinued operations, net of income tax provision	(239)	(3,407)	2,440	(25,037)
Net loss	$(16,873)	$(14,496)	$(31,015)	$(45,687)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(12.97)	$(14.41)	$(26.09)	$(26.84)
Earnings (loss) from discontinued operations	(0.19)	(4.43)	1.90	(32.54)
Net loss per share	$(13.16)	$(18.84)	$(24.19)	$(59.38)
Average shares outstanding:
Basic and diluted	1,282.25	769.35	1,282.25	769.35

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2006 (restated)	March 30, 2006 (restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$310,978	$232,366
Receivables, net of allowance for doubtful accounts of $901 as of September 28, 2006 and $1,339 as of March 30, 2006	58,298	54,725
Other current assets	32,623	34,647
Current assets held for sale	—	4,726
Total current assets	401,899	326,464
Property, net	1,337,343	1,501,048
Intangible assets, net	253,400	273,308
Goodwill	2,095,399	2,018,318
Deferred income taxes	20,403	3,564
Other long-term assets	167,469	172,312
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,283,213	$4,407,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,570	$150,383
Accrued expenses and other liabilities	148,640	157,227
Deferred revenues and income	79,792	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	39,864	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	381,866	442,459
Corporate borrowings	2,425,584	2,428,996
Capital and financing lease obligations	51,429	64,016
Other long-term liabilities	419,986	417,335
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,278,865	3,364,709
Stockholders’ equity:
Class A-1 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of September 28, 2006 and March 30, 2006)	4	4
Class A-2 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of September 28, 2006 and March 30, 2006)	4	4
Class N Common Stock nonvoting ($0.01 par value, 375,000 shares authorized; 5,128.77496 shares issued and outstanding as of September 28, 2006 and March 30, 2006)	—	—
Class L-1 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of September 28, 2006 and March 30, 2006)	3	3
Class L-2 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of September 28, 2006 and March 30, 2006, respectively)	3	3
Additional paid-in capital	1,312,189	1,313,899
Accumulated other comprehensive loss	(16,227)	(10,658)
Accumulated deficit	(291,628)	(260,613)
Total stockholders’ equity	1,004,348	1,042,642
Total liabilities and stockholders’ equity	$4,283,213	$4,407,351

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	September 28, 2006 (restated)	September 29, 2005 (restated)
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(31,015)	$(45,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129,075	76,173
Amortization of discount on corporate borrowings	11,064	9,811
Non-cash portion of stock-based compensation	2,056	1,744
Non-cash portion of pension and postretirement expense	3,219	2,007
Deferred income taxes	(596)	4,225
Equity in losses from investments	2,455	659
Disposition of assets and other gains	(620)	(95)
Change in assets and liabilities, net of effects from acquisition:
Receivables	6,001	(5,264)
Other assets	(2,353)	23,438
Accounts payable	(29,723)	(40,120)
Accrued expenses and other liabilities	(29,512)	(32,976)
Other, net	5,602	1,046
Net cash provided by (used in) operating activities	65,653	(5,039)
Cash flows from investing activities:
Capital expenditures	(64,105)	(44,437)
Construction project costs:
Reimbursable by landlord	—	(5,414)
Reimbursed by landlord	—	1,734
Proceeds on disposal—discontinued operations	—	53,456
Proceeds on disposal—continuing operations	99,639	—
Net change in reimbursable construction advances	(4,984)	(4,856)
Other, net	(3,211)	(1,021)
Net cash provided by (used in) investing activities	27,339	(538)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(744)	—
Principal payments under capital and financing lease obligations	(1,849)	(1,717)
Principal payments under mortgage	(55)	—
Payments on Term Loan B	(3,250)	—
Change in construction payables	(3,307)	2,449
Deferred financing costs	(2,062)	(938)
Net cash provided by (used in) financing activities	(11,267)	6,455
Effect of exchange rate changes on cash and equivalents	(3,113)	100
Net increase in cash and equivalents	78,612	978
Cash and equivalents at beginning of period	232,366	72,945
Cash and equivalents at end of period	$310,978	$73,923
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $968 and $1,332)	$99,453	$54,062
Income taxes paid	546	850
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$5,414

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

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K/A, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Restatement: In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so. Accordingly, the Company has restated the financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity. There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended September 28, 2006	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase (decrease) in Net Loss	$(188)	$214	$26

Thirteen Weeks Ended September 29, 2005	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase (decrease) in Net Loss	$547	$722	$1,269

Twenty-Six Weeks Ended September 28, 2006	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Decrease in Other Long-Term Liabilities (2).	$816	$3,040	$3,856
Increase in Additional Paid-in Capital (3)	$3,341	$3,814	$7,155
Increase in accumulated deficit	$2,114	$1,894	$4,008
Decrease (increase) in Net Loss	$(411)	$1,120	$709

Twenty-Six Weeks Ended September 29, 2005	Stock based Compensation Expense(1)	Other Expense (Income)	Total
Increase in Deferred Income Taxes	$450	$450	$900
Decrease in Other Long-Term Liabilities (2).	$456	$2,578	$3,034
Increase in Additional Paid-in Capital (3)	$1,453	$3,750	$5,203
Increase in Net Loss	$547	$722	$1,269

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

	Thirteen Weeks Ended September 28, 2006				Thirteen Weeks Ended September 29, 2005
	As		Discontinued	As Restated	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues

Admissions	$422,573	$—	$—	$422,573	$270,414	$—	$(8,191)	$262,223
Concessions	176,745	—	—	176,745	105,679	—	(2,918)	102,761
Other revenue	32,233	—	—	32,233	22,844	—	(409)	22,435
Total revenues	631,551	—	—	631,551	398,937	—	(11,518)	387,419
Costs and Expenses
Film exhibition costs	219,220	—	—	219,220	143,545	—	(4,054)	139,491
Concession costs	20,777	—	—	20,777	12,039	—	(656)	11,383
Operating expense	163,259	—	—	163,259	107,822	—	(2,665)	105,157
Rent	111,753	—	—	111,753	78,006	—	(2,827)	75,179
General and administrative:
Merger and acquisition costs	2,074	—	—	2,074	960	—	—	960
Management fee	1,250	—	—	1,250	500	—	—	500
Other	14,080	188	—	14,268	8,005	997	(27)	8,975
Preopening expense	2,087	—	—	2,087	728	—	—	728
Theatre and other closure expense	5,667	—	—	5,667	346	—	—	346
Restructuring charge	—	—	—	—	839	—	—	839
Depreciation and amortization	64,634	—	—	64,634	37,956	—	(1,356)	36,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Disposition of assets and other gains	(7,047)	—	(239)	(7,286)	(103)	—	—	(103)
Total costs and expenses	597,754	188	(239)	597,703	390,643	997	(11,585)	380,055
Other expense (income)
Other income	(5,760)	(214)	—	(5,974)	(6,103)	1,172	—	(4,931)
Interest expense
Corporate borrowings	56,600	—	—	56,600	30,035	—	—	30,035
Capital and financing lease obligations	1,190	—	—	1,190	1,695	—	(471)	1,224
Investment income	(3,234)	—	—	(3,234)	(976)	—	1	(975)
Total other expense	48,796	(214)	—	48,582	24,651	1,172	(470)	25,353
Earnings (loss) from continuing operations before income taxes	(14,999)	26	239	(14,734)	(16,357)	(2,169)	537	(17,989)
Income tax provision (benefit)	1,900	—	—	1,900	(5,900)	(900)	(100)	(6,900)
Earnings (loss) from continuing operations	(16,899)	26	239	(16,634)	(10,457)	(1,269)	637	(11,089)
Earnings (loss) from discontinued operations, net of income taxes	—	—	(239)	(239)	(2,770)	—	(637)	(3,407)
Net earnings (loss)	$(16,899)	$26	$—	$(16,873)	$(13,227)	$(1,269)	$—	$(14,496)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(13.18)			$(12.97)	$(13.59)			$(14.41)
Loss from discontinued operations	—			(0.19)	(3.60)			(4.43)
Net loss per share	$(13.18)			$(13.16)	$(17.19)			$(18.84)
Average shares outstanding:
Basic and diluted	1,282.25			1,282.25	769.35			769.35

	Twenty-six Weeks Ended				Twenty-six Weeks Ended
	September 28, 2006				September 29, 2005
	As		Discontinued	As Restated	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues

Admissions	$862,105	$—	$(3,892)	$858,213	$546,820	$—	$(14,643)	$532,177
Concessions	359,081	—	(1,292)	357,789	217,012	—	(5,113)	211,899
Other revenue	61,555	—	(172)	61,383	47,887	—	(742)	47,145
Total revenues	1,282,741	—	(5,356)	1,277,385	811,719	—	(20,498)	791,221
Costs and Expenses
Film exhibition costs	449,072	—	(1,901)	447,171	295,262	—	(7,144)	288,118
Concession costs	43,047	—	(255)	42,792	23,768	—	(864)	22,904
Operating expense	319,629	—	(1,189)	318,440	214,343	—	(5,532)	208,811
Rent	225,482	—	(1,410)	224,072	156,692	—	(5,708)	150,984
General and administrative:
Merger and acquisition costs	5,826	—	—	5,826	2,645	—	—	2,645
Management fee	2,500	—	—	2,500	1,000	—	—	1,000
Other	29,680	411	(50)	30,041	18,199	997	(117)	19,079
Preopening expense	3,129	—	—	3,129	736	—	—	736
Theatre and other closure expense	7,710	—	—	7,710	980	—	—	980
Restructuring charge	—	—	—	—	3,908	—	—	3,908
Depreciation and amortization	129,075	—	(545)	128,530	75,467	—	(2,920)	72,547
Disposition of assets and other gains	(8,500)	—	2,650	(5,850)	(770)	—	—	(770)
Total costs and expenses	1,206,650	411	(2,700)	1,204,361	792,230	997	(22,285)	770,942
Other expense (income)
Other income	(6,314)	(1,120)	—	(7,434)	(7,219)	1,172	—	(6,047)
Interest expense
Corporate borrowings	112,800	—	—	112,800	60,332	—	—	60,332
Capital and financing lease obligations	2,738	—	(220)	2,518	3,380	—	(957)	2,423
Investment income	(3,609)	—	4	(3,605)	(480)	—	1	(479)
Total other expense	105,615	(1,120)	(216)	104,279	56,013	1,172	(956)	56,229
Earnings (loss) from continuing operations
before income taxes	(29,524)	709	(2,440)	(31,255)	(36,524)	(2,169)	2,743	(35,950)
Income tax provision (benefit)	2,200	—	—	2,200	(14,200)	(900)	(200)	(15,300)
Earnings (loss) from continuing operations	(31,724)	709	(2,440)	(33,455)	(22,324)	(1,269)	2,943	(20,650)
Earnings (loss) from discontinued operations,
net of income taxes	—	—	2,440	2,440	(22,094)	—	(2,943)	(25,037)
Net earnings (loss)	$(31,724)	$709	$—	$(31,015)	$(44,418)	$(1,269)	$—	$(45,687)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(24.74)			$(26.09)	$(29.02)			$(26.84)
Earnings (loss) from discontinued operations	—			1.90	(28.72)			(32.54)
Net loss per share	$(24.74)			$(24.19)	$(57.74)			$(59.38)
Average shares outstanding:
Basic and diluted	1,282.25			1,282.25	769.35			769.35

	As of September 28, 2006			As of March 30, 2006
	As		As	As		As
	Reported	Restatement(1)	Restated	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$310,978	$—	$310,978	$232,366	$—	$232,366
Receivables	58,298	—	58,298	54,725	—	54,725
Other current assets	32,623	—	32,623	34,647	—	34,647
Current assets held for sale	—	—	—	4,726	—	4,726
Total current assets	401,899	—	401,899	326,464	—	326,464
Property	1,337,343	—	1,337,343	1,501,048		1,501,048
Intangible assets	253,400	—	253,400	273,308	—	273,308
Goodwill	2,095,399	—	2,095,399	2,018,318	—	2,018,318
Deferred income taxes	20,403	—	20,403	3,564	—	3,564
Other long-term assets	167,469	—	167,469	172,312	—	172,312
Non-current assets held for sale	7,300	—	7,300	112,337	—	112,337
Total assets	$4,283,213	$—	$4,283,213	$4,407,351	$—	$4,407,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$113,570	$—	$113,570	$150,383	$—	$150,383
Accrued expenses and other liabilities	148,640	—	148,640	157,227	—	157,227
Deferred revenues and income	79,792	—	79,792	95,812	—	95,812
Current maturities	39,864	—	39,864	30,804	—	30,804
Current liabilities held for sale	—	—	—	8,233	—	8,233
Total current liabilities	381,866	—	381,866	442,459	—	442,459
Corporate borrowings	2,425,584	—	2,425,584	2,428,996	—	2,428,996
Capital and financing lease obligations	51,429	—	51,429	64,016	—	64,016
Other long-term liabilities	423,842	(3,856)	419,986	419,474	(2,139)	417,335
Non-current liabilities held for sale	—	—	—	11,903	—	11,903
Total liabilities	3,282,721	(3,856)	3,278,865	3,366,848	(2,139)	3,364,709
Stockholders' equity:
Common stock	14	—	14	14	—	14
Additional paid-in capital	1,305,034	7,155	1,312,189	1,307,752	6,147	1,313,899
Accumulated other comprehensive income	(16,227)	—	(16,227)	(10,658)	—	(10,658)
Accumulated deficit	(288,329)	(3,299)	(291,628)	(256,605)	(4,008)	(260,613)
Total stockholders' equity	1,000,492	3,856	1,004,348	1,040,503	2,139	1,042,642
Total liabilities and equity	$4,283,213	$—	$4,283,213	$4,407,351	$—	$4,407,351

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

Assets held for Sale:   In conjunction with the Merger (see Note 2), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and con sent decrees with various States. These judgments and decrees required the Company to hold separate and divest itself of 10 certain theatres. As a result, the Company classified the assets and liabilities of these theatres as held for sale. The Company sold six of these theatres during the 26 weeks ended September 28, 2006, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, retained one of the theatres pursuant to an agreement reached with the California Attorney General and will close one remaining theatre during the third quarter of fiscal 2007.

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

Loss per share:   Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of outstanding stock options, if dilutive. Options to purchase 39,476.72872 and 38,876.272 shares of common stock at $1,000.00 per share were outstanding during the thirteen and twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively, but were not included in the computation of diluted loss per share because the options were anti-dilutive.

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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	Pro Forma September 29, 2005 (restated)	Pro Forma September 29, 2005 (restated)
Revenues
Admissions	$398,280	$800,921
Concessions	160,321	327,009
Other revenue	33,864	68,486
Total revenues	592,465	1,196,416
Cost of operations	384,262	776,064
Rent	104,911	209,718
General and administrative:
Merger and acquisition costs*	987	4,813
Management fee	1,250	2,500

Other	21,021	42,114
Preopening expense	901	1,010
Theatre and other closure expense	346	980
Restructuring charge	1,206	4,289
Depreciation and amortization	66,937	131,051
Disposition of assets and other gains	857	389
Total costs and expenses	582,678	1,172,928
Other income	(4,931)	(6,047)
Interest expense	56,884	114,421
Investment expense (income)	(1,175)	776
Total other expense	50,778	109,150
Loss from continuing operations before income taxes	(40,991)	(85,662)
Income tax provision	1,500	3,900
Loss from continuing operations	(42,491)	(89,562)
Loss from discontinued operations	(3,407)	(25,037)
Net loss	$(45,898)	$(114,599)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(33.14)	$(69.85)
Loss from discontinued operations	(2.66)	(19.52)
Net loss per share	$(35.80)	$(89.37)
Average shares outstanding:
Basic and diluted	1,282.25	1,282.25
Operating Data (at period end):
Average screens—continuing operations	5,033	5,037
Number of screens operated		5,870
Number of theatres operated		442
Screens per theatre		13.3
Attendance (in thousands)—continuing operations	60,415	121,339

*       Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectáculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at September 28, 2006 and March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company’s International theatrical exhibition operation segment. The Company has recorded a gain on sale of Iberia of approximately $2,650,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11.7 million was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table.

Statements of operations data:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Revenues
Admissions	$—	$8,191	$3,892	$14,643
Concessions	—	2,918	1,292	5,113
Other Revenue	—	409	172	742
Total Revenues	—	11,518	5,356	20,498
Costs and Expenses
Film exhibition costs	—	4,054	1,901	7,144
Concession costs	—	656	255	864
Operating expense	—	2,665	1,189	5,532
Rent	—	2,827	1,410	5,708
General and administrative—other	—	27	50	117
Depreciation and amortization	—	1,356	545	2,920
Disposition of assets and other gains	239	—	(2,650)	—
Total costs and expenses	239	11,585	2,700	22,285
Interest expense	—	471	220	957
Investment income	—	(1)	(4)	(1)
Total other expense	—	470	216	956
Earnings (loss) before income taxes	(239)	(537)	2,440	(2,743)
Income tax provision	—	100	—	200
Earnings (loss) from discontinued operations	$(239)	$(637)	$2,440	$(2,943)

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006 (restated)	September 29, 2005 (restated)	September 28, 2006 (restated)	September 29, 2005 (restated)
Net loss	$(16,873)	$(14,496)	$(31,015)	$(45,687)
Foreign currency translation adjustment	4,250	—	(5,126)	(2,364)
Unrealized loss on Cinemex swap agreement	(995)	—	(539)	—
Increase in unrealized gain on marketable equity securities	96	114	96	34
Total comprehensive loss	$(13,522)	$(14,382)	$(36,584)	$(48,017)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(2,516)	(2,516)
Fair value adjustments(1)	40,497	49,068	89,565
Goodwill allocated to sale of divestitures	(9,968)	—	(9,968)
Balance as of September 28, 2006	$1,924,245	$171,154	$2,095,399

(1)          Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2-Acquisitions).

		September 28, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,633	$(18,725)	$117,645	$(13,079)
Loyalty program	4 years	46,000	(19,205)	46,000	(14,950)
LCE trade name	5 years	2,300	(310)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	51,262	(9,707)	52,159	(2,841)
Cinemex non-compete	—	1,592	(1,592)	1,656	(313)
Other intangible assets	1 to 16 years	26,665	(23,481)	30,701	(26,922)
Total, amortizable		$245,452	$(73,020)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,968		7,032
Total, unamortized		$80,968		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Recorded Amortization	$9,006	$4,467	$19,305	$8,415

Estimated amortization expense for the next five fiscal years for intangible assets owned as of September 28, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$38,890	$31,565	$25,430	$18,514	$12,734

NOTE 6—STOCKHOLDERS’ EQUITY

Holdings accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. Holdings has recorded $1,036,000 and $628,000 of stock-based compensation expense related to these options within General and Administrative:  Other and has recognized an income tax benefit of $0 and $291,000 in its Consolidated Statements of Operations during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Holdings has recorded $2,056,000 and $1,744,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $749,000 in its Consolidated Statements of Operations during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. One of the holders of Holdings’ stock options has written put rights deemed to be in the holder’s control associated with his options whereby he can require Holdings to repurchase his options. These liability-classified options are required to be remeasured during each reporting period. A liability of $408,000 and $142,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of September 28, 2006 and March 30, 2006, respectively, for all options containing written put rights.

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

Theatre closure reserves at September 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	September 28, 2006 (restated)	March 30, 2006 (restated)
U.S. and Canada Theatrical Exhibition	$18,549	$20,811
International Theatrical Exhibition	503	471
Other	205	315
Total segment reserves	19,257	21,597
Corporate	2,497	4,737
	$21,754	$26,334

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

A summary of restructuring activity, is set forth below (in thousands):

Twenty-Six Weeks Ended
September 28, 2006
(In thousands)	Merger Severance Benefits
Beginning balance	$10,571
Merger adjustment(1)	(1,231)
Payments	(8,420)
Ending balance	$920

(1)          Represents adjustments to goodwill for changes in estimated termination benefits based on actual amounts.

Restructuring reserves at September 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	September 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	—
Total Segment reserves	—	—
Corporate	920	10,571
	$920	$10,571

NOTE 9—INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-Six Weeks Ended
	September 28, 2006 (restated)	September 29, 2005 (restated)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(46.6)
Valuation allowance	(41.4)	(1.4)
State income taxes, net of federal tax benefit	(0.1)	(2.0)
Other, net	(1.1)	2.2
Effective tax rate	(7.6)%	(12.8)%

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

NOTE 11—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006 (restated)	September 29 2005 (restated)	September 28, 2006 (restated)	September 29, 2005 (restated)
Revenues
U.S. and Canada theatrical exhibition	$585,298	$377,004	$1,182,989	$770,350
International theatrical exhibition	46,231	5,317	94,360	10,318
Other	22	5,098	36	10,553
Total revenues	$631,551	$387,419	$1,277,385	$791,221
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$109,231	$62,440	$225,478	$129,952
International theatrical exhibition	13,784	(1,185)	27,776	(2,872)
Other	(499)	(115)	(910)	(629)
Segment Adjusted EBITDA	$122,516	$61,140	$252,344	$126,451

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006 (restated)	September 29, 2005 (restated)	September 28, 2006 (restated)	September 29, 2005 (restated)
Loss from continuing operations before income taxes	$(14,734)	$(17,989)	$(31,255)	$(35,950)
Plus:
Interest expense	57,790	31,259	115,318	62,755
Depreciation and amortization	64,634	36,600	128,530	72,547
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charges	—	839	—	3,908
Disposition of assets and other gains	(7,286)	(103)	(5,850)	(770)
Investment income(1)	(3,234)	(975)	(3,605)	(479)
General and administrative expense—unallocated:
Merger and acquisition costs	2,074	960	5,826	2,645
Management fee	1,250	500	2,500	1,000
Other(2)	14,268	8,975	30,041	19,079
Segment Adjusted EBITDA	$122,516	$61,140	$252,344	$126,451

(1)          Investment income includes equity in losses from investments of $298,000 and $13,000 during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Investment income includes equity in losses from investments of $2,455,000 and $659,000 during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

(2)          Including stock-based compensation expense of $1,036,000 and $628,000 for the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Including stock-based compensation expense of $2,056,000 and $1,744,000 for the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

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

American Multi Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal.   (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi Cinema, Inc. v. Bovis Con

struction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through June 29, 2006. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

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

In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees’ control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or re quires cash settlement is not considered probable of occurring. The adoption of FSP 123 R-4 did not have an impact on consolidated financial position, results of operations, or cash flows.

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

In connection with the Mergers as discussed below, we acquired Loews on January 26, 2006, which significantly increased our size. In the Merger, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico

(included in our International operating segment), that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the thirteen and twenty-six weeks ended September 28, 2006, which include thirteen and twenty-six weeks of operations of the businesses we acquired, are not comparable to our results for the thirteen and twenty-six weeks ended September 29, 2005. For additional information about the Mergers, see Note 2 to the Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q/A.

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

In May 2006, AMCEI and its subsidiary, AMC Entertainment International Limited, sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations have been classified as discontinued operations as a result of our disposition of Yelmo Cineplex, S.C. (“Yelmo”) in December 2006 as we no longer have continuing involvement with another circuit in this region.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 28, 2006 (restated)(2)	September 29, 2005 (restated)(2)	% Change	September 28, 2006 (restated)(2)	September 29, 2005 (restated)(2)	% Change
	(thousands of dollars, except operating data)			(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$398,590	$258,276	54.3%	$807,429	$524,640	53.9%
Concessions	161,440	101,639	58.8%	325,749	209,715	55.3%
Other theatre	25,268	17,089	47.9%	49,811	35,995	38.4%
	585,298	377,004	55.2%	1,182,989	770,350	53.6%
International theatrical exhibition
Admissions	23,983	3,947	*	50,784	7,537	*
Concessions	15,305	1,122	*	32,040	2,184	*
Other theatre	6,943	248	*	11,536	597	*
	46,231	5,317	*	94,360	10,318	*
Other	22	5,098	(99.6)%	36	10,553	(99.7)%
Total revenues	$631,551	$387,419	63.0%	$1,277,385	$791,221	61.4%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$208,911	$137,643	51.8%	$425,027	$284,588	49.3%
Concession costs	16,980	11,157	52.2%	35,054	22,438	56.2%
Theatre operating expense	151,153	97,908	54.4%	294,300	193,399	52.2%
Rent	104,997	72,787	44.3%	210,564	146,020	44.2%
Preopening expense	1,625	728	*	2,190	736	*
Theatre and other closure expense	5,680	322	*	7,690	931	*
	489,346	320,545	52.7%	974,825	648,112	50.4%
International theatrical exhibition
Film exhibition costs	10,309	1,848	*	22,144	3,530	*
Concession costs	3,797	226	*	7,738	466	*
Theatre operating expense	11,585	2,036	*	23,194	4,230	*
Rent	6,756	2,392	*	13,508	4,964	*
Preopening expense	462	—	*	939	—	*
Theatre closure	(13)	24	*	20	49	(59.2)%
	32,896	6,526	*	67,543	13,239	*
Other	521	5,213	(90.0)%	946	11,182	(91.5)%
General and administrative expense:
Merger and Acquisition costs	2,074	960	*	5,826	2,645	*
Management Fee	1,250	500	*	2,500	1,000	*
Other	14,268	8,975	59.0%	30,041	19,079	57.5%
Restructuring charge	—	839	*	—	3,908	*
Depreciation and amortization	64,634	36,600	76.6%	128,530	72,547	77.2%
Disposition of assets and other gains	(7,286)	(103)	*	(5,850)	(770)	*
Total costs and expenses	$597,703	$380,055	57.3%	$1,204,361	$770,942	56.2%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Operating Data (at period end):
Screen additions	18	16	48	16
Screen acquisitions	32	—	32	—
Screen dispositions	94	16	274	87
Average screens— continuing operations(1)	5,103	3,339	5,121	3,342
Number of screens operated	—	—	5,635	3,643
Number of theatres operated	—	—	411	242
Screens per theatre	—	—	13.7	15.1
Attendance— continuing operations(1) (in thousands)	62,349	37,929	127,318	77,070

(1)          Includes consolidated theatres only.

(2)          We restated our financial statements for management-purchased shares and stock option awards and to reflect reclassifications for discontinued operations. See Notes 1 and 3 to our consolidated financial statements.

*                    Percentage change in excess of 100%

Thirteen weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 63.0%, or $244,132,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. This increase included approximately $189,655,000 of additional admission and concessions revenues resulting from the Merger.

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

International theatrical exhibition revenues increased $40,914,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Admissions revenues increased by $21,345,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $20,036,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to an increase of 7,214,000 in total attendance, partially offset by a 51.3% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $14,181,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $14,183,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in attendance and a 9.2% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Costs and expenses.   Total costs and expenses increased 57.3%, or $217,648,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $170,461,000.

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

International theatrical exhibition costs and expenses increased $26,370,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks year ended September 29, 2005. Film exhibition costs increased $8,461,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 43.0% in the current period as compared with 46.8% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $3,571,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 20.1% in the prior period to 24.8% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as a percentage of concession revenues in Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 25.1% in the current period compared to 38.3% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased $4,364,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 59.0%, or $5,293,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. We incurred expense at Cinemex of $2,513,000, incentive-based compensation increased $1,485,000 due to improvements in operating results and we experienced increases in other salaries of $782,000 primarily related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 76.6%, or $28,034,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the thirteen weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $7,286,000 in the current period compared to $103,000 in the prior period. The current and prior periods include $6,530,000 and $0, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $517,000.

Other Income.   Other income includes $5,974,000 and $4,931,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 84.9%, or $26,531,000, primarily due to increased borrowings.

On January 26, 2006, AMCE issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,159,000 during the thirteen weeks ended September 28, 2006.

Investment Income.   Investment income was $3,234,000 for the thirteen weeks ended September 28, 2006 compared to income of $975,000 for the thirteen weeks ended September 29, 2005. Interest income increased $3,058,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $298,000 in the current period compared to $13,000 in the prior period. Current year equity in losses related to our investment in NCM and (earnings) related to Yelmo Cineplex, S.L. were $1,224,000 and ($783,000), respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $1,900,000 for the thirteen weeks ended September 28, 2006 compared to a benefit of $6,900,000 for the thirteen weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

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

Net Loss.   Net loss was $16,873,000 and $14,496,000 for the thirteen weeks ended September 28, 2006 and the thirteen weeks ended September 29, 2005, respectively.

Twenty-six weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 61.4%, or $486,164,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. This increase included approximately $385,142,000 of additional admission and concessions revenues resulting from the Merger.

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

International theatrical exhibition revenues increased $84,042,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Admissions revenues increased by $45,190,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $43,247,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to an increase of 15,493,000 in total attendance, partially offset by a 51.6% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $29,787,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $29,856,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in attendance and a 5.3% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Costs and expenses.   Total costs and expenses increased 56.2%, or $433,419,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $345,893,000.

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

International theatrical exhibition costs and expenses increased $54,304,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Film exhibition costs increased $18,614,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 43.6% in the current period as compared with 46.8% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $7,272,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 21.3% in the prior period to 24.2% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 24.6% in the current period compared to 41.0% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.8% in the current period. Rent expense increased $8,544,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005, primarily as a result of the Merger. We continually monitor the performance of our international theatres and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 57.5%, or $10,962,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. We incurred expense at Cinemex of $5,118,000, incentive-based compensation increased $2,283,000 due to improvements in operating results and we experienced increases in other salaries of $1,151,000 primarily related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 77.2%, or $55,983,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the thirteen weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $5,850,000 in the current period compared to $770,000 in the prior period. The current and prior periods include $7,880,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a loss on the U.S. dispositions of theatres as required by and in connection with the Mergers of $2,030,000.

Other Income.   Other income includes $7,434,000 and $6,047,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 83.8%, or $52,563,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 (“Notes due 2016”) and issued the new Senior Secured Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $6,311,000 during fiscal 2007.

Investment Income.   Investment income was $3,605,000 for the twenty-six weeks ended September 28, 2006 compared to income of $479,000 for the twenty-six weeks ended September 29, 2005. Interest income increased $5,326,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,455,000 in the current period compared to losses of $659,000 in the prior period. Current year equity in losses related to our investments in NCM and Yelmo Cineplex, S.L. were $2,532,000 and $311,000, respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $2,200,000 for the twenty-six weeks ended September 28, 2006 compared to a benefit of $15,300,000 for the twenty-six weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

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

Net Loss.   Net loss was $31,015,000 and $45,687,000 for the twenty-six weeks ended September 28, 2006 and the twenty-six weeks ended September 29, 2005, respectively.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-

step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt the new requirements in the first quarter of fiscal 2008 and are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) designed to ensure that information required to be disclosed by Marquee Holdings Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and re ported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of September 28, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 28, 2006, we identified the following material weakness in our internal control over financial reporting:

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

(b) Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen and twenty-six week periods ended September 28, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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