Form 10-Q/A
period 2006-12-28
Marquee Holdings Inc.
filed 2007-04-16
CIK 1303276

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

Explanatory Note: Marquee Holdings Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for management-purchased shares and stock option awards and disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so. Accordingly, the Company has restated the financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity.  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen week period ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments discussed above. The Company is restating the thirteen weeks ended December 28, 2006 as a result of out of period adjustments relating to the thirteen weeks ended June 29, 2006 and the thirteen weeks ended September 28, 2006 recorded during the current period related to the adjustments described above. The restatement does not impact the financial statements as of and for the thirty-nine weeks ended December 28, 2006. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

	Stock based
	Compensation	Other Expense
Thirteen Weeks Ended December 28, 2006	Expense(1)	(Income)	Total
Increase (decrease) in Net Loss	$(411)	$1,120	$709

	Stock based
	Compensation	Other Expense
Thirteen Weeks Ended December 29, 2005	Expense(1)	(Income)	Total
Increase (decrease) in Net Loss	$266	$(94)	$172

	Stock based
	Compensation	Other Expense
Thirty-nine Weeks Ended December 29, 2005	Expense(1)	(Income)	Total
Increase in Deferred Income Taxes	$500	$500	$1,000
Decrease in Other Long-Term Liabilities(2)	$612	$2,622	$3,234
Increase in Additional Paid-in Capital(3)	$1,925	$3,750	$5,675
Increase in Net Loss	$813	$628	$1,441

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 28, 2006 (restated)	December 29, 2005 (restated)	December 28, 2006	December 29, 2005 (restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$399,773	$267,683	$1,257,986	$799,860
Concessions	162,675	105,553	520,464	317,452
Other revenue	33,908	25,272	95,291	72,417
Total revenues	596,356	398,508	1,873,741	1,189,729
Costs and Expenses
Film exhibition costs	204,031	140,334	651,202	428,452
Concession costs	18,079	11,442	60,871	34,346
Operating expense	151,537	103,382	469,977	312,193
Rent	110,344	78,053	334,416	229,037
General and administrative:
Merger and acquisitions costs	3,537	281	9,363	2,926
Management fee	1,250	500	3,750	1,500
Other	5,955	10,432	35,996	29,511
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Depreciation and amortization	64,157	35,931	192,687	108,478
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Total costs and expenses	557,865	384,010	1,762,226	1,154,952
Other expense (income)
Other	(1,967)	(5,919)	(9,401)	(11,966)
Interest expense
Corporate borrowings	57,415	30,503	170,215	90,835
Capital and financing lease obligations	1,784	541	4,302	2,964
Investment expense (income)	(2,995)	2,541	(6,600)	2,062
Total other expense	54,237	27,666	158,516	83,895
Loss from continuing operations before income taxes	(15,746)	(13,168)	(47,001)	(49,118)
Income tax provision (benefit)	(1,500)	(4,900)	700	(20,200)
Loss from continuing operations	(14,246)	(8,268)	(47,701)	(28,918)
Earnings (loss) from discontinued operations, net of income tax provision	(41)	178	2,399	(24,859)
Net loss	$(14,287)	$(8,090)	$(45,302)	$(53,777)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(11.11)	$(10.75)	$(37.20)	$(37.59)
Earnings (loss) from discontinued operations	(.03)	.23	1.87	(32.31)
Net loss per share	$(11.14)	$(10.52)	$(35.33)	$(69.90)
Average shares outstanding:
Basic and diluted	1,282.25	769.35	1,282.25	769.35

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28, 2006	March 30, 2006 (restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$470,448	$232,366
Receivables, net of allowance for doubtful accounts of $1,403 as of December 28, 2006 and $1,339 as of March 30, 2006	85,463	54,725
Other current assets	31,816	34,647
Current assets held for sale	—	4,726
Total current assets	587,727	326,464
Property, net	1,324,427	1,501,048
Intangible assets, net	244,943	273,308
Goodwill	2,089,730	2,018,318
Other long-term assets	137,718	175,876
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,391,845	$4,407,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,165	$150,383
Accrued expenses and other liabilities	178,915	157,227
Deferred revenues and income	114,200	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	21,433	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	488,713	442,459
Corporate borrowings	2,449,898	2,428,996
Capital and financing lease obligations	50,664	64,016
Other long-term liabilities	408,840	417,335
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,398,115	3,364,709
Stockholders’ equity:
Class A-1 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of December 28, 2006 and March 30, 2006)	4	4
Class A-2 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of December 28, 2006 and March 30, 2006)	4	4
Class N Common Stock nonvoting ($0.01 par value, 375,000 shares authorized; 5,128.77496 shares issued and outstanding as of December 28, 2006 and March 30, 2006)	—	—
Class L-1 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of December 28, 2006 and March 30, 2006)	3	3
Class L-2 Common Stock voting ($0.01 par value, 1,500,000 shares authorized; 256,085. 61252 shares issued and outstanding as of December 28, 2006 and March 30, 2006, respectively)	3	3
Additional paid-in capital	1,313,084	1,313,899
Accumulated other comprehensive loss	(13,453)	(10,658)
Accumulated deficit	(305,915)	(260,613)
Total stockholders’ equity	993,730	1,042,642
Total liabilities and stockholders’ equity	$4,391,845	$4,407,351

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	December 28, 2006	December 29, 2005 (restated)
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(45,302)	$(53,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193,232	112,828
Amortization of discount on corporate borrowings	16,776	14,932
Non-cash portion of stock-based compensation	6,216	2,705
Non-cash portion of pension and postretirement expense	(6,155)	3,565
Deferred income taxes	(865)	(917)
Equity in losses from investments	3,681	3,578
Disposition of assets and other gains	(663)	(132)
Change in assets and liabilities, net of effects from acquisition:
Receivables	(25,400)	(19,405)
Other assets	(6,350)	21,553
Accounts payable	24,388	(7,260)
Accrued expenses and other liabilities	44,683	11,665
Other, net	1,110	2,165
Net cash provided by operating activities	205,351	91,500
Cash flows from investing activities:
Capital expenditures	(100,836)	(77,336)
Proceeds on disposal—discontinued operations	35,446	53,456
Proceeds on disposal—continuing operations	116,439	3,032
Net change in reimbursable construction advances	289	(3,090)
Other, net	(926)	(2,652)
Net cash provided by (used in) investing activities	50,412	(26,590)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(841)	—
Principal payments under capital and financing lease obligations	(2,800)	(2,369)
Principal payments under mortgage	(83)	—
Payments on Term Loan B	(4,875)	—
Change in construction payables	(3,325)	(5,103)
Deferred financing costs	(2,171)	(938)
Net cash used in financing activities	(14,095)	(1,749)
Effect of exchange rate changes on cash and equivalents	(3,586)	601
Net increase in cash and equivalents	238,082	63,762
Cash and equivalents at beginning of period	232,366	72,945
Cash and equivalents at end of period	$470,448	$136,707
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,405 and $2,306)	$121,667	$58,460
Income taxes paid	687	1,247
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$—

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

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Holdings’ annual report on Form 10-K/A for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirty-nine weeks ended December 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet included in the 10-K/A, but does not include all disclosures required by generally accepted accounting principles.

Restatement: In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods December 29, 2005 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the management-purchased shares should have been recorded as a component of permanent equity (rather than as liabilities) because (i) the put options referred to above are conditional and do not contain any embedded redemption rights and (ii) the Company has not exercised its call option on any of the management purchased shares and does not intend to do so.  Accordingly, the Company has restated the financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects (income) related to the common shares purchased by the two members of management that had been incorrectly classified as liabilities since December 23, 2004 and to reflect these shares within stockholders' equity. There was no impact on net cash provided by operating activities as a result of the above mentioned items.

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because the Company does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments discussed above. The Company is restating the thirteen weeks ended December 28, 2006 as a result of out of period adjustments relating to the thirteen weeks ended June 29, 2006 and the thirteen weeks ended September 28, 2006 recorded during the current period related to the adjustments described above. The restatement does not impact the financial statements as of and for the thirty-nine weeks ended December 28, 2006. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

	Stock based
	Compensation	Other Expense
Thirteen Weeks Ended December 28, 2006	Expense(1)	(Income)	Total
Increase (decrease) in Net Loss	$(411)	$1,120	$709

	Stock based
	Compensation	Other Expense
Thirteen Weeks Ended December 29, 2005	Expense(1)	(Income)	Total
Increase (decrease) in Net Loss	$266	$(94)	$172

	Stock based
	Compensation	Other Expense
Thirty-nine Weeks Ended December 29, 2005	Expense(1)	(Income)	Total
Increase in Deferred Income Taxes .	$500	$500	$1,000
Decrease in Other Long-Term Liabilities(2).	$612	$2,622	$3,234
Increase in Additional Paid-in Capital(3)	$1,925	$3,750	$5,675
Increase in Net Loss	$813	$628	$1,441

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

	Thirteen Weeks Ended			Thirteen Weeks Ended
	December 28, 2006			December 29, 2005
	As		As Restated	As		As Restated
	Reported	Restatement(1)	& Adjusted	Reported	Restatement(1)	& Adjusted
Revenues
Admissions	$399,773	$—	$399,773	$267,683	$—	$267,683
Concessions	162,675	—	162,675	105,553	—	105,553
Other revenue	33,908	—	33,908	25,272	—	25,272
Total revenues	596,356	—	596,356	398,508	—	398,508
Costs and Expenses
Film exhibition costs	204,031	—	204,031	140,334	—	140,334
Concession costs	18,079	—	18,079	11,442	—	11,442
Operating expense	151,537	—	151,537	103,382	—	103,382
Rent	110,344	—	110,344	78,053	—	78,053
General and administrative:
Merger and acquisition costs	3,537	—	3,537	281	—	281
Management fee	1,250	—	1,250	500	—	500
Other	6,366	(411)	5,955	10,116	316	10,432
Preopening expense	3,698	—	3,698	3,515	—	3,515
Theatre and other closure expense	611	—	611	410	—	410
Restructuring charge	—	—	—	27	—	27
Depreciation and amortization	64,157	—	64,157	35,931	—	35,931
Disposition of assets and other gains	(5,334)	—	(5,334)	(297)	—	(297)
Total costs and expenses	558,276	(411)	557,865	383,694	316	384,010
Other expense (income)
Other income	(3,087)	1,120	(1,967)	(5,875)	(44)	(5,919)
Interest expense
Corporate borrowings	57,415	—	57,415	30,503	—	30,503
Capital and financing lease obligations	1,784	—	1,784	541	—	541
Investment income	(2,995)	—	(2,995)	2,541	—	2,541
Total other expense	53,117	1,120	54,237	27,710	(44)	27,666
Earnings (loss) from continuing operations before income taxes	(15,037)	(709)	(15,746)	(12,896)	(272)	(13,168)
Income tax provision (benefit)	(1,500)	—	(1,500)	(4,800)	(100)	(4,900)
Earnings (loss) from continuing operations	(13,537)	(709)	(14,246)	(8,096)	(172)	(8,268)
Earnings (loss) from discontinued operations, net of income taxes	(41)	—	(41)	178	—	178
Net earnings (loss)	$(13,578)	$(709)	$(14,287)	$(7,918)	$(172)	$(8,090)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(10.56)		$(11.11)	$(10.52)		$(10.75)
Earnings (loss) from discontinued operations	(0.03)		(0.03)	(0.23)		0.23
Net loss per share	$(10.59)		$(11.14)	$(10.29)		$(10.52)
Average shares outstanding:
Basic and diluted	1,282.25		1,282.25	769.35		769.35

	Thirty-nine Weeks Ended
	December 29, 2005
	As		As Restated
	Reported	Restatement(1)	& Adjusted
Revenues
Admissions	$799,860	$—	$799,860
Concessions	317,452	—	317,452
Other revenue	72,417	—	72,417
Total revenues	1,189,729	—	1,189,729
Costs and Expenses
Film exhibition costs	428,452	—	428,452
Concession costs	34,346	—	34,346
Operating expense	312,193	—	312,193
Rent	229,037	—	229,037
General and administrative:
Merger and acquisition costs	2,926	—	2,926
Management fee	1,500	—	1,500
Other	28,198	1,313	29,511
Preopening expense	4,251	—	4,251
Theatre and other closure expense	1,390	—	1,390
Restructuring charge	3,935	—	3,935
Depreciation and amortization	108,478	—	108,478
Disposition of assets and other gains	(1,067)	—	(1,067)
Total costs and expenses	1,153,639	1,313	1,154,952
Other expense (income)
Other income	(13,094)	1,128	(11,966)
Interest expense
Corporate borrowings	90,835	—	90,835
Capital and financing lease obligations	2,964	—	2,964
Investment income	2,062	—	2,062
Total other expense	82,767	1,128	83,895
Earnings (loss) from continuing operations before income taxes	(46,677)	(2,441)	(49,118)
Income tax provision (benefit)	(19,200)	(1,000)	(20,200)
Earnings (loss) from continuing operations	(27,477)	(1,441)	(28,918)
Earnings (loss) from discontinued operations, net of income taxes	(24,859)	—	(24,859)
Net earnings (loss)	$(52,336)	$(1,441)	$(53,777)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(35.72)		$(37.59)
Earnings (loss) from discontinued operations	(32.31)		(32.31)
Net loss per share	$(68.03)		$(69.90)
Average shares outstanding:
Basic and diluted	769.35		769.35

	As of March 30, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$232,366	$—	$232,366
Receivables	54,725	—	54,725
Other current assets	34,647	—	34,647
Current assets held for sale	4,726	—	4,726
Total current assets	326,464	—	326,464
Property	1,501,048	—	1,501,048
Intangible assets	273,308	—	273,308
Goodwill	2,018,318	—	2,018,318
Deferred income taxes	3,564	—	3,564
Other long-term assets	172,312	—	172,312
Non-current assets held for sale	112,337	—	112,337
Total assets	$4,407,351	$—	$4,407,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,383	$—	$150,383
Accrued expenses and other liabilities	157,227	—	157,227
Deferred revenues and income	95,812	—	95,812
Current maturities	30,804	—	30,804
Current liabilities held for sale	8,233	—	8,233
Total current liabilities	442,459	—	442,459
Corporate borrowings	2,428,996	—	2,428,996
Capital and financing lease obligations	64,016	—	64,016
Other long-term liabilities	419,474	(2,139)	417,335
Non-current liabilities held for sale	11,903	—	11,903
Total liabilities	3,366,848	(2,139)	3,364,709
Stockholders' equity:
Common stock	14	—	14
Additional paid-in capital	1,307,752	6,147	1,313,899
Accumulated other comprehensive income	(10,658)	—	(10,658)
Accumulated deficit	(256,605)	(4,008)	(260,613)
Total stockholders' equity	1,040,503	2,139	1,042,642
Total liabilities and equity	$4,407,351	$—	$4,407,351

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	Pro Forma December 29, 2005 (restated)	Pro Forma December 29, 2005 (restated)
Revenues
Admissions	$411,283	$1,216,795
Concessions	167,079	495,975
Other revenue	41,095	109,841
Total revenues	619,457	1,822,611
Cost of operations	385,360	1,166,301
Rent	107,729	319,004
General and administrative:
Merger and acquisition costs*	2,746	7,940
Management fee	1,250	3,750
Other	21,073	63,189
Preopening expense	7,704	8,714
Theatre and other closure expense	410	1,390
Restructuring charge	27	3,935
Depreciation and amortization	65,894	197,321
Disposition of assets and other losses (gains)	(365)	24
Total costs and expenses	591,828	1,771,568
Other income	(5,919)	(11,966)
Interest expense	55,100	169,521
Investment expense	2,112	2,888
Total other expense	51,293	160,443
Loss from continuing operations before income taxes	(23,664)	(109,400)
Income tax provision	2,400	6,500
Loss from continuing operations	(26,064)	(115,900)
Earnings (loss) from discontinued operations	178	(24,859)
Net loss	$(25,886)	$(140,759)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(20.33)	$(90.39)
Earnings (loss) from discontinued operations	0.14	(19.39)
Net loss per share	$(20.19)	$(109.78)
Average shares outstanding:
Basic and diluted	1,282.25	1,282.25
Operating Data (at period end):
Average screens—continuing operations	5,100	5,079
Number of screens operated		5,859
Number of theatres operated		435
Screens per theatre		13.5
Attendance (in thousands)—continuing operations	62,291	184,300

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006 (restated)	December 29, 2005 (restated)	December 28, 2006	December 29, 2005 (restated)
Net loss	$(14,287)	$(8,090)	$(45,302)	$(53,777)
Foreign currency translation adjustment	3,923	219	(1,203)	(2,145)
Unrealized loss on Cinemex swap agreement	(575)	—	(1,114)	—
Additional minimum pension liability	(674)	—	(674)	—
Increase in unrealized gain on marketable equity securities	100	57	196	91
Total comprehensive loss	$(11,513)	$(7,814)	$(48,097)	$(55,831)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	330	330
Fair value adjustments(1)	5,864	75,300	81,164
Goodwill allocated to sale of divestitures(2)	(10,082)	—	(10,082)
Balance as of December 28, 2006	$1,889,498	$200,232	$2,089,730

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

NOTE 8—STOCKHOLDERS’ EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by Financial Accounting Standards Board Statement No. 123(R), Share Based Payments (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB 107”) and has valued the options using the Black-Scholes formula including management’s judgement and a contemporaneous valuation prepared as of December 28, 2006 by an unrelated valuation specialist which indicated a fair value price per share of the underlying shares of $1,949.70 per share. The Company has recorded $4,160,000 and $961,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized a deferred income tax benefit of $0 and $300,000 in its Consolidated Statements of Operations during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. The Company has recorded $6,216,000 and $2,705,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $1,057,000 in its Consolidated Statements of

Operations during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options. These liability-classified options are required to be remeasured during each reporting period. A liability of $3,673,000 and $142,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of December 28, 2006 and March 30, 2006, respectively, for the options containing written put rights deemed to be within the holder’s control.

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

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

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

NOTE 10—RESTRUCTURING

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

NOTE 11—INCOME TAXES

For the thirty-nine weeks ended December 28, 2006 and December 29, 2005 our pre-tax loss was ($44,602,000) and ($53,577,000) comprised of domestic jurisdictional losses of ($47,501,000) and ($43,622,000) and foreign jurisdictional income of $2,899,000 and loss of ($9,955,000), respectively.

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005 (restated)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(34.9)
Foreign rate differential	5.9	—
Valuation allowance	(35.2)	(1.0)
State income taxes, net of federal tax benefit	(5.8)	(.7)
Other, net	(1.5)	1.2
Effective tax rate	(1.6)%	(0.4)%

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

NOTE 12—EMPLOYEE BENEFIT PLANS

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

NOTE 13—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29 2005	December 28, 2006	December 29, 2005
Revenues
U.S. and Canada theatrical exhibition	$554,491	$390,065	$1,737,480	$1,160,415
International theatrical exhibition	41,849	5,972	136,209	16,290
Other	16	2,471	52	13,024
Total revenues	$596,356	$398,508	$1,873,741	$1,189,729
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$103,242	$70,110	$328,720	$200,062
International theatrical exhibition	11,311	(732)	39,087	(3,604)
Other	(221)	(848)	(1,131)	(1,477)
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006 (restated)	December 29, 2005 (restated)	December 28, 2006	December 29, 2005 (restated)
Loss from continuing operations before income taxes	$(15,746)	$(13,168)	$(47,001)	$(49,118)
Plus:
Interest expense	59,199	31,044	174,517	93,799
Depreciation and amortization	64,157	35,931	192,687	108,478
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Investment expense (income)(1)	(2,995)	2,541	(6,600)	2,062
Other (income) expense(2)	—	(2,686)	—	(2,686)
General and administrative expense—unallocated:
Merger and acquisition costs	3,537	281	9,363	2,926
Management fee	1,250	500	3,750	1,500
Other(3)	5,955	10,432	35,996	29,511
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

(1)          Investment income includes equity in losses from investments of $1,226,000 and $2,919,000 during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Investment income includes equity in losses from investments of $3,681,000 and $3,578,000 during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

(2)          Other income is comprised of net insurance recoveries for property losses related to Hurricane Katrina.

(3)          Including stock-based compensation expense of $4,160,000 and $961,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Including stock-based compensation expense of $6,216,000 and $2,705,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval; early adoption will be permitted. If this consensus were finalized, the company would not expect it to have an impact on the consolidated financial position, results of operations, or cash flows.

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

NOTE 16—RELATED PARTY TRANSACTIONS

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

Option Grant to Travis Reid

Pursuant to his Continuing Service Agreement, effective as of January 26, 2006, Holdings has granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price ($1,000 per share) not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. The option is subject to other terms and conditions substantially similar to the terms of Holdings options currently held by employees and is also subject to the Manage ment Stockholders Agreement. The option vests in three installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Holdings or AMCE.

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

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q/A, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group (“Regal”), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our adver tising subsidiary, National Cinema Network, Inc. (“NCN”) and NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary NCN to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 29% due to the entry of new investors. On February 7, 2007, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, announced the pricing of its initial public offering (“IPO”) of 38,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the IPO, the Company holds a 18.6% interest in National CineMedia, LLC.

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

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 13—Operating Segments for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	December 28, 2006 (restated)(2)	December 29, 2005 (restated)(2)	% Change	December 28, 2006	December 29, 2005 (restated)(2)	% Change
	(thousands of dollars, except operating data)			(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$378,625	$263,378	43.8%	$1,186,054	$788,018	50.5%
Concessions	149,991	104,256	43.9%	475,740	313,971	51.5%
Other theatre	25,875	22,431	15.4%	75,686	58,426	29.5%
	554,491	390,065	42.2%	1,737,480	1,160,415	49.7%
International theatrical exhibition
Admissions	21,148	4,305	*	71,932	11,842	*
Concessions	12,684	1,297	*	44,724	3,481	*
Other theatre	8,017	370	*	19,553	967	*
	41,849	5,972	*	136,209	16,290	*
Other	16	2,471	(99.4)%	52	13,024	(99.6)%
Total revenues	$596,356	$398,508	49.6%	$1,873,741	$1,189,729	57.5%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$195,110	$138,298	41.1%	$620,137	$422,886	46.6%
Concession costs	15,037	11,166	34.7%	50,091	33,604	49.1%
Theatre operating expense	139,250	98,063	42.0%	433,550	291,462	48.8%
Rent	103,819	75,661	37.2%	314,383	221,681	41.8%
Preopening expense	2,931	3,515	(16.6)%	5,121	4,251	20.5%
Theatre and other closure expense	595	386	54.1%	8,285	1,317	*
	456,742	327,089	39.6%	1,431,567	975,201	46.8%
International theatrical exhibition
Film exhibition costs	8,921	2,036	*	31,065	5,566	*
Concession costs	3,042	276	*	10,780	742	*
Theatre operating expense	12,050	2,000	*	35,244	6,230	*
Rent	6,525	2,392	*	20,033	7,356	*
Preopening expense	767	—	*	1,706	—	*
Theatre closure	16	24	(33.3)%	36	73	(50.7)%
	31,321	6,728	*	98,864	19,967	*
Other	237	3,319	(92.9)%	1,183	14,501	(91.8)%
General and administrative expense:
Merger and Acquisition costs	3,537	281	*	9,363	2,926	*
Management Fee	1,250	500	*	3,750	1,500	*
Other	5,955	10,432	(42.9)%	35,996	29,511	22.0%
Restructuring charge	—	27	(100.0)%	—	3,935	(100.0)%
Depreciation and amortization	64,157	35,931	78.6%	192,687	108,478	77.6%
Disposition of assets and other gains	(5,334)	(297)	*	(11,184)	(1,067)	*
Total costs and expenses	$557,865	$384,010	45.3%	$1,762,226	$1,154,952	52.6%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Operating Data (at period end):
Screen additions	80	76	128	92
Screen acquisitions	—	—	32	—
Screen dispositions	371	29	649	116
Average screens—continuing operations(1)	5,092	3,366	5,111	3,350
Number of screens operated			5,340	3,690
Number of theatres operated			382	244
Screens per theatre			14.0	15.1
Attendance—continuing operations(1) (in thousands)	56,888	38,592	184,207	115,662

(1)          Includes consolidated theatres only.

(2)          We restated our financial statements for management-purchased shares and stock option awards. See Note 1 to our consolidated financial statements.

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

International theatrical exhibition revenues increased $35,877,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Admissions revenues increased by $17,935,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $16,843,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 primarily due to the theatres acquired in Mexico. Concessions revenues in creased $11,419,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $11,387,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due primarily to the theatres acquired in Mexico.

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

Costs and expenses.   Total costs and expenses increased 45.3%, or $173,855,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $162,299,000.

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

Other.   Other general and administrative expense decreased 42.9%, or $4,477,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005, due primarily to a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 13—Employee Benefit Plans) partially offset by expense at Cinemex of $2,071,000, increases in other salaries of $898,000 and additional increased professional and consulting fees of $663,000, primarily related to the Merger. Additionally, stock compensation expense increased $3,199,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholder’s Equity).

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

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $5,334,000 in the current period compared to $297,000 in the prior period. The current and prior periods include $5,250,000 and $260,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 14—Commitments and Contingencies). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $84,000.

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

Income Tax Benefit.   The benefit for income taxes from continuing operations was $1,500,000 for the thirteen weeks ended December 28, 2006 compared to $4,900,000 for the thirteen weeks ended December 29, 2005. See Note 11—Income Taxes to the Consolidated Financial Statements.

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

Net Loss.   Net loss was $14,287,000 and $8,090,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively.

Thirty-nine weeks Ended December 28, 2006 and December 29, 2005

Revenues.   Total revenues increased 57.5%, or $684,012,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. This increase included approximately $564,713,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 49.7%, or $577,065,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Admissions revenues increased 50.5%, or $398,036,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005, due to a 41.6% increase in total attendance, including the increased attendance and admissions revenues of $334,369,000 due to the Merger, and a 6.3% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2006) increased 4.2% during the thirty-nine weeks ended December 28, 2006 over the comparable period last year, primarily due to a 4.1% increase in average ticket price and a 0.1% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 51.5%, or $161,769,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in attendance and a 7.0% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $126,013,000 due to the Merger. Other theatre revenues increased 29.5%, or $17,260,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

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

Costs and expenses.   Total costs and expenses increased 52.6%, or $607,274,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $508,192,000.

U.S. and Canada theatrical exhibition costs and expenses increased 46.8%, or $456,366,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Film exhibition costs increased 46.6%, or $197,251,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period as compared with 53.7% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 49.1%, or $16,487,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 25.0% in the current period as compared to 25.1% in the prior period. Rent expense increased 41.8%, or $92,702,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 primarily due to the Merger, which increased rent expense by $76,007,000. During the thirty-nine weeks ended December 28, 2006, we recognized $8,285,000 of theatre and other closure expense due primarily to the closure of 23 theatres with 227 screens and to accretion of the closure liability related to theatres closed during prior periods. During the thirty-nine weeks ended December 29, 2005, we recognized $1,317,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

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

Other.   Other general and administrative expense increased 22.0%, or $6,485,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. We incurred expense at Cinemex of $7,189,000, incentive-based compensation increased $2,405,000 due to improvements in operating results and we experienced increases in other salaries of $1,759,000 and professional services and consulting of $1,011,000 primarily related to the Merger. Additionally, stock compensation expense increased $3,511,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholders’ Equity). These increases were partially offset by a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 12—Employee Benefit Plans), and a decrease in charitable contributions of $1,187,000 due primarily to contributions related to Hurricane Katrina in the prior year.

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

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $11,184,000 in the current period compared to $1,067,000 in the prior period. The current and prior periods include $13,130,000 and $935,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 14—Commitments and Contingencies). The current period includes a loss on the U.S. dispositions of theatres as required by and in connection with the Mergers of $1,946,000.

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

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $700,000 for the thirty-nine weeks ended December 28, 2006 compared to a benefit of $20,200,000 for the thirty-nine weeks ended December 29, 2005. See Note 11—Income Taxes.

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

Net Loss.   Net loss was $45,302,000 and $53,777,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

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

Amended and Restated Fee Agreement

Pursuant to the Amended and Restated Fee Agreement as described in Note 16—Related Party Transactions, upon consummation of the initial public offering, the Sponsors will receive an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement. We estimate that our aggregate payment to the Sponsors would have been $40.1 million had the offering occurred on December 28, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a preliminary consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval, and early adoption will be permitted. If this consensus were finalized, we would not expect it to have an impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for AMCE. Early adoption is permitted.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of December 28, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 28, 2006, we identified the following material weakness in our internal control over financial reporting:

•       The Company did not maintain effective internal controls to ensure that its stock-based compensation awards and management-purchased shares are appropriately recorded in its financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not appropriately and timely identify the relevant characteristic of certain put rights which resulted in the Company’s failure to properly identify the appropriate financial statement classification of certain options and shares as a component of equity (as opposed to liabilities) which resulted in the inappropriate application of mark-to-market accounting and incorrect expense recognition in the income statement. This control deficiency resulted in misstatements in the consolidated financial statements for the annual and interim periods between September 29, 2005 and December 28, 2006. Additionally, this control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weaknesses

The Company has taken actions to remediate the material weakness in our internal control over financial reporting surrounding the application of generally accepted accounting principles with respect to stock-based compensation and management-purchased shares for the reporting period ending March 29, 2007. Specifically, the Company has made improvements with respect to the design, precision and rigor of review controls over the application of stock-based compensation and management-purchased shares accounting in that appropriate levels of management and legal counsel now review proposed accounting for all newly issued stock-based compensation awards and management-purchased shares. Further, management will consider using a qualified independent third-party advisor, as deemed appropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriately classified as liabilities and subject to mark-to-mark accounting in the income statement were cancelled and terminated during the period ended March 29, 2007.

(b)   Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen and thirty-nine week periods ended December 28, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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