Form 10-Q
period 2007-06-28
Marquee Holdings Inc.
filed 2007-08-07
CIK 1303276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-33344

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐            No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 28, 2007
Common Stock, 1¢ par value	1

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
	(unaudited)
Revenues
Admissions	$416,874	$435,640
Concessions	184,227	181,044
Other revenue	21,391	29,150
Total revenues	622,492	645,834
Costs and Expenses
Film exhibition costs	221,847	227,951
Concession costs	22,187	22,015
Operating expense	156,525	155,181
Rent	112,708	112,319
General and administrative:
Merger, acquisition and transaction costs	4,172	3,752
Management fee	1,250	1,250
Other	13,088	15,773
Preopening expense	2,085	1,042
Theatre and other closure (income) expense	(14,828)	2,043
Depreciation and amortization	63,689	63,896
Disposition of assets and other losses	—	1,436
Total costs and expenses	582,723	606,658
Other expense (income)
Other	(3,397)	(1,460)
Interest expense
Corporate borrowings	43,098	56,200
Capital and financing lease obligations	1,665	1,328
Equity in (earnings) losses of non-consolidated entities	(2,253)	2,157
Investment income	(19,286)	(2,528)
Total other expense	19,827	55,697
Earnings (loss) from continuing operations before income taxes	19,942	(16,521)
Income tax provision	4,000	300
Earnings (loss) from continuing operations	15,942	(16,821)
Earnings from discontinued operations, net of income tax provision	—	2,679
Net earnings (loss)	$15,942	$(14,142)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28, 2007	March 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$90,210	$319,533
Receivables, net of allowance for doubtful accounts of $1,223 as of June 28, 2007 and $1,221 as of March 29, 2007	73,251	62,279
Other current assets	49,057	30,402
Total current assets	212,518	412,214
Property, net	1,299,293	1,298,823
Intangible assets, net	226,477	234,176
Goodwill	2,061,553	2,066,853
Other long-term assets	105,665	98,783
Noncurrent assets held for sale	2,300	7,300
Total assets	$3,907,806	$4,118,149
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$177,355	$162,686
Accrued expenses and other liabilities	153,642	138,293
Deferred revenues and income	123,362	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	16,685	24,271
Total current liabilities	471,044	452,584
Corporate borrowings	1,851,379	1,843,859
Capital and financing lease obligations	70,618	49,665
Deferred revenues—for exhibitor services agreement	230,472	231,045
Other long-term liabilities	375,993	373,943
Total liabilities	2,999,506	2,951,096
Stockholder’s equity:
Common Stock, 1 share issued as of June 28, 2007 with 1¢ par value	—	—
Class A-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of March 29, 2007)	—	4
Class A-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 382,475.00000 shares issued and outstanding as of March 29, 2007)	—	4
Class N Common Stock nonvoting ($.01 par value, 375,000 shares authorized; 5,128.77496 shares issued and outstanding as of March 29, 2007)	—	—
Class L-1 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of March 29, 2007)	—	3
Class L-2 Common Stock voting ($.01 par value, 1,500,000 shares authorized; 256,085.61252 shares issued and outstanding as of March 29, 2007, respectively)	—	3
Additional paid-in capital	1,045,295	1,314,579
Accumulated other comprehensive loss	(3,858)	(3,834)
Accumulated deficit	(133,137)	(143,706)
Total stockholder’s equity	908,300	1,167,053
Total liabilities and stockholder’s equity	$3,907,806	$4,118,149

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$15,942	$(14,142)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	63,689	64,441
Amortization of discount on corporate borrowings	6,885	5,469
Non-cash portion of stock-based compensation	500	1,020
Non-cash portion of pension and postretirement expense	356	1,611
Deferred income taxes	—	(854)
Equity in (earnings) losses from investments, net of distributions	(177)	2,157
Disposition of assets and other gains	(15,744)	(103)
Change in assets and liabilities, net of effects from Merger:
Receivables	8,319	(2,764)
Other assets	(8,592)	(4,440)
Accounts payable	1,405	21,525
Accrued expenses and other liabilities	(1,929)	19,291
Other, net	2,084	2,727
Net cash provided by operating activities	72,738	95,938
Cash flows from investing activities:
Capital expenditures	(33,894)	(32,843)
Construction project costs reimbursable by landlord	(2,507)	—
Net change in reimbursable construction advances	(8,822)	749
Partnership investments	(3,885)	—
Proceeds from disposition of Fandango	17,744	—
Proceeds on disposition of long-term assets	—	30,667
Proceeds from disposal-discontinued operations	—	35,446
Purchases of software and other computer equipment	(3,971)	(1,246)
Other, net	(513)	(3,945)
Net cash provided by (used in) investing activities	(35,848)	28,828
Cash flows from financing activities:
Construction project costs reimbursed by landlord	9,308	—
Repayment of Cinemex Credit Facility	(7,640)	(602)
Principal payments under capital and financing lease obligations	(1,015)	(955)
Principal payments under mortgage	(31)	(27)
Principal payments on Term Loan B	(1,625)	(1,625)
Change in construction payables	10,455	(9,195)
Dividends paid to Parent	(270,588)	—
Deferred financing costs	(4,360)	(1,777)
Net cash used in financing activities	(265,496)	(14,181)
Effect of exchange rate changes on cash and equivalents	(717)	2,826
Net increase (decrease) in cash and equivalents	(229,323)	113,411
Cash and equivalents at beginning of period	319,533	232,366
Cash and equivalents at end of period	$90,210	$345,777
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $386 and $276)	$16,567	$17,366
Income taxes paid	9,895	732
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$13,000	$—

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2007
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Marquee Holdings Inc. (“Holdings”) is an intermediate holding company owned by AMC Entertainment Holdings, Inc. (“Parent”), an entity created on June 6, 2007, and the principal stockholder of Holdings. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. (“AMCE”) pursuant to a definitive merger agreement approved by AMCE’s Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

On June 11, 2007, Marquee Merger Sub Inc. (“merger sub”), a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation (the “holdco merger”). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by J.P. Morgan Partners, LLC, Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the “Sponsors”), (ii) each share of Holdings’ common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings’ governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings’ other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Parent.

AMCE, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries, Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMCE Entertainment International, Inc. (“AMCEI”) and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the “Company”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada”) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, and the United Kingdom. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with Holdings’ annual report on Form 10-K for the year (52 weeks) ended March 29, 2007. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirteen weeks ended June 28, 2007 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2008.

The March 29, 2007 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2—ACQUISITIONS

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, held approximately 40% of the outstanding capital stock of Holdings.

The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $537,171,000. Results of operations of Loews are included in the Company’s Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. (“Yelmo”), which operated 27 theatres with 311 screens in Spain that was accounted for using the equity method until December 2006 when the Company disposed of its investment in Yelmo. The Merger did not constitute a change in control.

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

Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company’s International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,889,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11,712,000 was allocated to the Iberia theatres in connection with the sale.

Components of amounts reflected as earnings from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data (in thousands):

Thirteen Weeks Ended June 29, 2006
Revenues
Admissions	$3,892
Concessions	1,292
Other revenue	172
Total revenues	5,356
Costs and Expenses
Film exhibition costs	1,901
Concession costs	255
Operating expense	1,189
Rent	1,410
General and administrative—other	50
Depreciation and amortization	545
Disposition of assets and other gains	(2,889)
Total costs and expenses	2,461
Interest expense	220
Investment income	(4)
Total other expense	216
Earnings before income taxes	2,679
Income tax provision	—
Earnings from discontinued operations	$2,679

NOTE 4—COMPREHENSIVE EARNINGS (LOSS)

The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
Net earnings (loss)	$15,942	$(14,142)
Foreign currency translation adjustment	(574)	(9,376)
Pension liability adjustments	(283)	—
Decrease in unrealized gain on Cinemex derivative	(63)	—
Decrease in unrealized loss on Cinemex swap agreement	699	456
Increase in unrealized gain on marketable equity securities	197	—
Total comprehensive earnings (loss)	$15,918	$(23,062)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 29, 2007	$1,870,998	$195,855	$2,066,853
Currency translation adjustment	—	4,763	4,763
Fair value adjustments LCE(1)	(4,690)	—	(4,690)
Fair value adjustment FIN 48(2)	(5,373)	—	(5,373)
Balance as of June 28, 2007	$1,860,935	$200,618	$2,061,553

(1)          Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2008 tax return.

(2)          Adjustment relates to the cumulative effect of the change on accumulated deficit for the adoption of FIN 48. See Note 11—Income Taxes.

		June 28, 2007		March 29, 2007
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,766	$(28,068)	$117,607	$(25,448)
Loyalty program	3 years	46,000	(25,081)	46,000	(23,460)
LCE trade name	4 years	2,300	(650)	2,300	(540)
LCE/Cinemex advertising and management contracts	2 to 24 years	52,051	(21,232)	51,692	(17,510)
Other intangible assets	1 to 15 years	23,526	(21,232)	23,526	(20,935)
Total, amortizable		$241,643	$(96,263)	$241,125	$(87,893)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,097		6,944
Total, unamortized		$81,097		$80,944

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
Recorded Amortization	$8,269	$10,299

Estimated amortization expense for the next five fiscal years for intangible assets owned as of June 28, 2007 is projected below:

(In thousands)	2008	2009	2010	2011	2012
Projected amortization expense	$28,406	$22,195	$16,494	$14,540	$13,416

NOTE 6—STOCKHOLDER’S EQUITY

On June 11, 2007, merger sub, a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings’ common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings’ governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings’ other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Parent. Holdings used cash derived from AMCE to pay a dividend to Parent of $270,588,000, which reduced additional paid-in capital during the thirteen weeks ended June 28, 2007. Holdings reclassified $14,000 of par value on the converted common stock to additional paid-in capital in connection with the holdco merger during the thirteen weeks ended June 28, 2007.

Holdings accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and has valued the options using the Black-Scholes formula. Holdings has recorded $500,000 and $1,020,000 of stock-based compensation expense related to these options within General and Administrative: Other, during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively, and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during the thirteen weeks ended June 28, 2007 and June 29, 2006. One of the holders of Parent’s stock options has written put rights deemed to be in the holder’s control associated with his options whereby he can require Holdings to repurchase his options. These liability-classified options are required to be remeasured during each reporting period. A liability of $6,339,000 and $7,130,000 is recorded within other long term liabilities in the Consolidated Balance Sheets as of June 28, 2007 and March 29, 2007, respectively, for all options containing written put rights. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and has valued the options using the Black-Scholes formula including a contemporaneous valuation by an unrelated specialist as of June 28, 2007 which indicated a fair value price per share of the underlying shares of $1,300 per share. On June 12, 2007, the holder of the liability classified options exercised options on 500 shares at an exercise price of $1,000 per share, which was paid to Parent. Holdings reclassified $412,000 of liability—classified options to additional paid-in capital in connection with the exercise. Holdings made adjustments to reduce the liability associated with the exercised options and to reduce stock-based compensation expense by $23,000 during the thirteen weeks ended June 28, 2007. Holdings made adjustments to reduce the liability associated with the unexercised liability-classified options and to reduce stock-based compensation expense by $355,000 during the thirteen weeks ended June 28, 2007, based on declines in the estimated fair value of the outstanding options. In connection with the holdco merger, on June 11, 2007, Parent adopted an amended and restated 2004 stock option plan (f/k/a the 2004 Stock Option Plan of Marquee Holdings Inc.), originally adopted by Holdings on December 22, 2004 and previously amended by Holdings on November 7, 2006. Because the employees to whom the options were granted are employed by Holdings, Holdings continues to reflect the stock-based compensation expense associated with the options within its consolidated statement of operations. The option exercise price per share of $1,000 was adjusted to $491 per share pursuant to the 2004 Stock Option Plan to give effect to the payment of a one time non-recurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock.

The Company’s Chairman of the Board, President and Chief Executive Officer, Peter C. Brown has an amended and restated employment agreement that generally will revert to his prior agreement in the event that an initial public offering of Parent does not occur on or before December 31, 2007. In the event of an initial public offering on or before December 31, 2007, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his prior employment agreement and he would be subject to certain restrictive covenants that did not exist in his current employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date.

On June 12, 2007 the Company announced that it had completed a solicitation of consents from holders of its 12% Senior Discount Notes due 2014 (the “Discount Notes due 2014”), and that it had received consents from holders of $301.9 million in aggregate principal amount at maturity of the Discount Notes due 2014 representing 99.32% of the outstanding Discount Notes due 2014 to adopt a proposed amendment (the “Amendment”) to the indenture pursuant to which the Discount Notes due 2014 were issued. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4,360,000, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 as to which consents were delivered. Accordingly, the requisite consents to adopt the Amendment were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275,000,000 prior to making an election to pay cash interest on its Discount Notes due 2014. The Amendment also contains a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture, to pay cash interest on the Discount Notes due 2014. As a result, Holdings is required to make its first cash interest payment on the Discount Notes due 2014 on February 15, 2008.

As discussed in Note 11—Income Taxes, the Company adopted the provisions of FIN 48. The cumulative effect of the change on adoption to accumulated deficit was $5,373,000 which increased accumulated deficit.

NOTE 7—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of June 28, 2007, include an 18.6% interest in National CineMedia, LLC, a 50% equity interest in HGCSA, a 50% interest in three domestic motion picture theatres, a 26% equity interest in Movietickets.com, and beginning in fiscal 2008 a 33.3% interest in Digital Cinema Implementation Partners, LLC. Investments as of June 29, 2006 also include a 50% equity interest in Yelmo, which was disposed of in December 2006.

Condensed financial information of our significant non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Operating Results:

	13 Weeks Ended
(In thousands)	June 28, 2007	June 29, 2006
Revenues	$106,967	$103,583
Operating costs & expenses	75,012	106,173
Net earnings (loss)	$31,955	$(2,590)
The Company’s recorded equity in (earnings) loss(1)	$(2,253)	$2,154

(1)          Certain differences in the Company’s recorded investment over its proportional ownership share are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM following the IPO of NCM, Inc. do not include undistributed equity in earnings. The Company considered the excess distribution received following NCM, Inc.’s IPO as an advance on NCM’s future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM until NCM’s future net earnings equal the amount of the excess distribution. Distributed earnings from NCM included in equity in earnings were $1,810,000 during the thirteen weeks ended June 28, 2007.

In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20 million, of which $17.7 million was received in May 2007, and has recorded a gain on the sale included in investment income of approximately $15.7 million.

NOTE 8—CAPITAL AND FINANCING LEASE OBLIGATION

Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period, and therefore the Company is required to assess these projects upon completion of construction for sale and leaseback accounting under SFAS No. 98 Accounting for Leases. The Company recorded additions to its financing lease obligations of $21,841,000 during the thirteen weeks ended June 28, 2007 for one theatre that opened during this period.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28, 2007			June 29, 2006
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334
Theatre and other closure expense (income)(1)	(14,491)	(337)	(14,828)	1,920	123	2,043
Transfer of deferred rent and capital lease obligations(1)	5,101	—	5,101	—	—	—
Cash (payments) receipts(1)	8,413	(471)	7,942	(4,956)	(749)	(5,705)
Ending balance	$16,644	$466	$17,110	$18,680	$3,992	$22,672

(1)          During the thirteen weeks ended June 28, 2007, the Company recognized ($14,828,000) of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at two of its theatres that were closed during the thirteen weeks ended June 28, 2007. The Company received cash payments of $10 million in connection with these terminations.

The Company recorded a $4,845,000 liability related to the closure of Loews’ duplicate administrative facilities in connection with the Mergers as part of purchase accounting. The remaining unpaid balance is included above as a component of Merger Exit costs.

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

Theatre closure reserves at June 28, 2007 by operating segment are as follows (in thousands):

June 28, 2007
U.S. and Canada Theatrical Exhibition	$15,979
International Theatrical Exhibition	532
Other	63
Total segment reserves	16,574
Corporate	536
$17,110

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

A summary of restructuring activity, is set forth below (in thousands):

Thirteen Weeks Ended
June 28, 2007
(In thousands)	Merger Severance Benefits
Beginning balance	$369
Payments	(287)
Ending balance	$82

Restructuring reserves at June 28, 2007 by operating segment are as follows (in thousands):

	June 28, 2007	March 29, 2007
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	—
Total Segment reserves	—	—
Corporate	82	369
	$82	$369

NOTE 11—INCOME TAXES

Effective income tax rate

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
Federal statutory rate	35.0%	35.0%
Valuation allowance	(25.4)	(32.7)
State income taxes, net of federal tax benefit	9.0	(1.0)
Other, net	1.4	(3.5)
Effective tax rate	20.0%	(2.2)%

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

Based upon the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions.

The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company’s effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to the change in valuation allowance recorded against net deferred tax assets. The prior year disposition of Portugal and Spain operations did not have a material impact on the income tax provision, as the tax benefit derived from the sale was fully offset by an increase in the valuation allowance.

Uncertain tax positions

Effective March 30, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount related to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.

Prior to the adoption of FIN 48, the Company’s financial statements did not include any tax contingencies, since a full valuation allowance was recorded against net deferred tax assets. As a result of the adoption of FIN 48, the Company recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder’s accumulated deficit at March 30, 2007.

The amount of gross unrecognized tax benefits as of March 30, 2007 is $44.1 million. The amount of gross unrecognized tax benefits related to uncertainties that are estimated to take more than 12 months to resolve is $38.8 million. The Company’s effective tax rate would not be impacted by the ultimate resolution of the uncertain tax positions because of the retention of a full allowance against the net deferred tax assets. The amount of unrecognized tax benefits did not change as of June 28, 2007.

The Company recognizes income tax-related interest expense and penalties as income tax expense and selling, general, and administrative expense, respectively. As of March 30, 2007 the company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties did not change as of June 28, 2007.

It is not expected that the amount of unrecognized tax benefits will change significantly during the next 12 months and the Company does not expect any impact on its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years February 28, 2002 through December 31, 2003 for the former Loews Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during 2007. The IRS is currently evaluating a pre-filing agreement that the Company requested for a transaction entered into during the year ended March 29, 2007. As of June 28, 2007, the IRS has not proposed any adjustments. Generally tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally the company has NOL carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOL’s are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The company does not believe that the outcome of any examination will have a material impact on its financial statements.

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company sponsors a frozen non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. An employee may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40. The Company also sponsors a postretirement deferred compensation plan.

The Company expects to make an annual pension contribution of up to $3,000,000 during its second quarter of fiscal 2008.

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

Net periodic benefit cost recognized for the plans during the thirteen weeks ended June 28, 2007 and June 29, 2006 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Components of net periodic benefit cost:
Service cost	$91	$797	$208	$228
Interest cost	1,100	1,315	381	387
Expected return on plan assets	(1,151)	(1,116)	—	—
Amortization of gain	(283)	—	—	—
Amortization of transition obligation	10	—	—	—
Net periodic benefit cost (income)	$(233)	$996	$589	$615

NOTE 13—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
Revenues
U.S. and Canada theatrical exhibition	$570,573	$597,691
International theatrical exhibition	51,919	48,129
Other	—	14
Total revenues	$622,492	$645,834
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$95,885	$116,247
International theatrical exhibition	15,647	13,992
Other	(156)	(411)
Segment Adjusted EBITDA	$111,376	$129,828

A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 28, 2007	June 29, 2006
Earnings (loss) from continuing operations before income taxes	$19,942	$(16,521)
Plus:
Interest expense	44,763	57,528
Depreciation and amortization	63,689	63,896
Preopening expense	2,085	1,042
Theatre and other closure expense	(14,828)	2,043
Disposition of assets and other losses	—	1,436
Equity in non-consolidated entities	(2,253)	2,157
Investment income	(19,286)	(2,528)
Other income(1)	(1,246)	—
General and administrative expense—unallocated:
Merger and acquisition costs	4,172	3,752
Management fee	1,250	1,250
Other(2)	13,088	15,773
Segment Adjusted EBITDA	$111,376	$129,828

(1)          Other income is comprised of recoveries for property loss related to Hurricane Katrina.

(2)          Includes stock-based compensation expense of $500,000 and $1,020,000 for the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively.

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

On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $21 million, which is expected to be incurred over a 4-5 year term. Through June 28, 2007 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order to the Ninth Circuit Court of Appeals and anticipates a decision this calendar year.

As a result of the January 10, 2006 order AMCE, estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final existing judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of eighteen months or as extended by agreement between the parties. Through June 28, 2007 AMCE has incurred approximately $14.4 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for the Company. Early adoption is permitted. The Company does not anticipate this standard having a material effect on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, the Company recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder’s accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

NOTE 16—RELATED PARTY TRANSACTIONS

Governance Agreements

In connection with the Mergers, Holdings, the Sponsors and the other pre-existing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings’ stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the pre-existing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings. These agreements terminated on June 11, 2007, the date of the holdco merger, and were superseded by substantially identical agreements entered into by the Parent, the Sponsors and our other stockholders (collectively, the “Governance Agreements”).

The Governance Agreements provide that the Board of Directors for the Parent will consist of up to nine directors, two of whom are designated by JPMP, two of whom are designated by Apollo, one of whom is the Chief Executive Officer of the Parent, one of whom is designated by Carlyle, one of whom is designated by Bain, one of whom is designated by Spectrum and one of whom is designated by Bain, Carlyle and Spectrum, voting together, so long as such designee is consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Bain, Carlyle and Spectrum have three votes on all matters placed before the Board of Directors of the Parent, Holdings and AMCE and the Chief Executive Officer of the Parent and the director designated by Bain, Carlyle, and Spectrum voting together will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon a decrease in such Sponsors’ ownership in the Parent below certain thresholds.

The Voting Agreement among the Parent and the pre-existing stockholders of the Parent provides that, until the fifth anniversary of the Mergers (the “Blockout Period”), the former continuing stockholders of the Parent (other than Apollo and JPMP) will generally vote their voting shares of capital stock of the Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among the Parent and the former stockholders of LCE further provided that during the Blockout Period, the former LCE stockholders would generally vote their voting shares of capital stock of the Parent on any matter as directed by any two of Bain, Carlyle and Spectrum, except in certain specified instances. In addition, certain actions of the Parent, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of the Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, required the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Bain or Carlyle (the “Requisite Stockholder Majority”) if at such time the Sponsors collectively held at least a majority of the Parent’s voting shares.

Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of the Parent or AMCE, the Governance Agreements prohibit the Sponsors and the other pre-existing stockholders of the Parent from transferring any of their interests in the Parent, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

The Governance Agreements set forth additional transfer provisions for the Sponsors and the other pre-existing stockholders of the Parent with respect to the interests in the Parent, including the following:

Right of first offer.   After the Blockout Date and prior to an initial public offering, the Parent and, in the event the Parent does not exercise its right of first offer, each of the Sponsors and the other preexisting stockholders of the Parent, have a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of the Parent that a Sponsor or other former continuing stockholder of the Parent is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

Drag-along rights.   If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of the Parent to an independent third party in a bona fide arm’s-length transaction or series of transactions that results in a sale of all or substantially all of the Parent, such Sponsors may elect to require each of the other stockholders of the Parent to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

Tag-along rights.   Subject to the right of first offer described above, if any Sponsor or other former continuing stockholder of the Parent proposes to transfer shares of the Parent held by it, then such stock-holder must give notice to each other stockholder, who will have the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

Participant rights.   On or prior to an initial public offering, the Sponsors and the other pre-existing stockholders of the Parent have the pro rata right to subscribe to any issuance by the Parent or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

The Governance Agreements also provide for certain registration rights in the event of an initial public offering of the Parent, including the following:

Demand rights.   Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor has the right at any time following an initial public offering to make a written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at the Parent’ expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of the Parent as a group have the right at any time following an initial public offering to make one written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

Piggyback rights.   If the Parent at any time proposes to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests held by stockholders of the Parent for sale to the public under the Securities Act, the Parent must give written notice of the proposed registration to each stockholder, who will have the right to request that any part of its registrable equity interests be included in such registration, subject to certain limitations.

Holdback agreements.   Each stockholder has agreed that it will not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of an initial public offering) after the effective date of any registration statement filed by the Parent in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

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

Holdings was owned indirectly by the Sponsors, other co-investors and by certain members of management through their interests in the Parent as follows: JPMP (20.784%); Apollo (20.784%); Bain Capital Partners (15.090%); The Carlyle Group (15.090%); Spectrum Equity Investors (9.764%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.899%); Co-Investment Partners, L.P. (3.899%); Caisse de Depot et Placement du Quebec (3.120%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.730%); SSB Capital Partners (Master Fund) I, L.P. (1.950%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (1.560%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.780%); Screen Investors 2004, LLC (0.152%); and members of management (0.400%)(1).

Control Arrangement

The Sponsors have the ability to control the Company’s affairs and policies and the election of directors and appointment of management.

Continuing Service Agreement

In connection with the termination of an employment agreement with Loews, the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, the Company’s Chief Executive Officer. Pursuant to the continuing service agreement, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing services agreement terminated in February 2007.

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

(1) All percentage ownerships are approximate and also reflect Parent ownership structure.

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

Market Making Transactions

On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its Senior Discount Notes due 2014. On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the “Senior Notes”). J.P. Morgan Securities Inc., an affiliate of JPMP which owned approximately 20.8% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

On January 26, 2006 AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of JPMP which owned approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates owned approximately 1.6% of Holdings, was also an initial purchaser of these notes.

NOTE 17—SUBSEQUENT EVENT

On July 5, 2007 the Company disposed of its investment in Hoyts General Cinemas South America (“HGCSA”), a partnership that operated 17 theatres in South America, for sales proceeds of $28,682,000. The Company’s recorded investment in HGCSA was $11,446,000 as of June 28, 2007. The Company expects to record a pre-tax gain on this disposition of approximately $17,000,000.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

In addition to historical information, this Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “forecast,” “estimate,” “project,” “intend,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marquee Holdings Inc.,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007.

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

Overview

We are one of the world’s leading theatrical exhibition companies. During the first quarter of fiscal 2008, we opened three new theatres with 46 screens in the U.S. and closed five theatres with 60 screens in the U.S. As of June 28, 2007, we owned, operated or had interests in 377 theatres and 5,300 screens with 87%, or 4,597 of our screens in the U.S. and Canada, and 13%, or 703 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom.

Our principal direct and indirect owned subsidiaries are AMC Entertainment Inc., American Multi-Cinema, Inc. (“AMC”), Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through Cinemex and AMCEI and its subsidiaries.

On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group (“Regal”), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary National Cinema Network, Inc. (“NCN”) to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 18.6% due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we hold a 18.6% interest in NCM. AMCE received net proceeds upon completion of the NCM initial public offering of $517.1 million. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem certain of our notes; on March 19, 2007 we redeemed $212.8 million aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205.0 million aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175.0 million aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums, was $3.5 million.

In connection with the completion of NCM, Inc.’s IPO, we also entered into an Exhibitor Services Agreement (“ESA”) with NCM whereby in exchange for approximately $231.3 million, we agreed to modify NCM’s payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to us, Regal and Cinemark will not be less than 12% of NCM’s aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment.

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold their interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations have been classified as discontinued operations as a result of our disposition of Yelmo Cineplex, S.L., or Yelmo, in December 2006 as we no longer have continuing involvement in the region.

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

In May 2007 we disposed of our investment in Fandango for total expected proceeds of approximately $20 million, of which $17.7 million was received in May 2007, and have recorded a gain on the sale, included in investment income, of approximately $15.7 million.

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

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through June 28, 2007, AMC Entertainment and Loews added 202 theatres with 3,643 new screens, acquired 431 theatres with 3,007 screens and disposed of 684 theatres with 4,159 screens. As of June 28, 2007, approximately 73% of our screens in the U.S. and Canada were located in megaplex theatres.

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

We granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All of these options are equity classified except for 7,684.57447 unexercised options granted on December 23, 2004 which are classified as a liability.

The holder of options which are classified as a liability exercised options on 500 shares during the thirteen weeks ended June 28, 2007.

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

For the 7,684.57447 option awards classified as liabilities, the Company revalued the options at each period end following the grant date using the Black-Scholes model. As discussed in Note 6 to our financial statements, for the period ended June 28, 2007 the Company reported a liability for these options of $6,339,000. In valuing this liability, the Company used a fair value of common stock of $1,300 per share, which was based on a contemporaneous valuation by an unrelated valuation specialist as of June 28, 2007.

Our Chairman of the Board, President and Chief Executive Officer, Peter C. Brown has an amended and restated employment agreement that generally will revert to his prior agreement if an initial public of fering of Parent does not occur on or before December 31, 2007. In the event of an initial public offering on or before December 31, 2007, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant, based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his current employment agreement and he would be subject to certain restrictive covenants that did not exist in his prior employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date. We expect that we would incur annual stock-based compensation expense of $856,000 related to these awards for three years from the date of grant in the event of an initial public offering on or before December 31, 2007.

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 13 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended
	June 28, 2007	June 29 2006	% Change
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$388,685	$408,839	(4.9)%
Concessions	165,348	164,309	0.6%
Other theatre	16,540	24,543	(32.6)%
	570,573	597,691	(4.5)%
International theatrical exhibition
Admissions	28,189	26,801	5.2%
Concessions	18,879	16,735	12.8%
Other theatre	4,851	4,593	5.6%
	51,919	48,129	7.9%
Other	—	14	*
Total revenues	$622,492	$645,834	(3.6)%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$209,479	$216,116	(3.1)%
Concession costs	17,725	18,074	(1.9)%
Theatre operating expense	144,228	143,147	0.8%
Rent	105,407	105,567	(0.2)%
Preopening expense	1,965	565	*
Theatre and other closure (income) expense	(14,838)	2,010	*
	463,966	485,479	(4.4)%
International theatrical exhibition
Film exhibition costs	12,368	11,835	4.5%
Concession costs	4,462	3,941	13.2%
Theatre operating expense	12,141	11,609	4.6%
Rent	7,301	6,752	8.1%
Preopening expense	120	477	(74.8)%
Theatre closure	10	33	(69.7)%
	36,402	34,647	5.1%
Other	156	425	(63.3)%
General and administrative expense:
Merger, acquisition and transaction costs	4,172	3,752	11.2%
Management Fee	1,250	1,250	0.0%

Other	13,088	15,773	(17.0)%
Depreciation and amortization	63,689	63,896	(0.3)%
Disposition of assets and other losses	—	1,436	*
Total costs and expenses	$582,723	$606,658	(3.9)%

	Thirteen Weeks Ended June 28, 2007	Thirteen Weeks Ended June 29, 2006
Operating Data (at period end):
Screen additions	46	30
Screen dispositions	60	180
Average screens—continuing operations(1)	5,075	5,139
Number of screens operated(2)	5,300	5,601
Number of theatres operated(2)	377	411
Screens per theatre	14.1	13.6
Attendance—continuing operations(1) (in thousands)	59,970	64,969

(1)          Includes consolidated theatres only.

(2)          Excludes 6 theatres with 78 screens held for disposal in connection with approval of the Mergers at June 29, 2006.

*                    Percentage change in excess of 100%

Thirteen weeks Ended June 28, 2007 and June 29, 2006

Revenues.   Total revenues decreased 3.6%, or $23,342,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006.

U.S. and Canada theatrical exhibition revenues decreased 4.5%, or $27,118,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Admissions revenues decreased 4.9%, or $20,154,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006, due to a 9% decrease in attendance, partially offset by a 4.5% increase in average ticket prices. We believe there were several contributing factors: (1) Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2007) decreased 4.8%, or $18,922,000, during the thirteen weeks ended June 28, 2007 from the comparable period last year. Based upon available industry sources, box office revenues of industry comparable theatres in the markets where we operate decreased 3.5% over the same period. This difference is due to several factors, including the strong prior year performance of our comparable theatres (which increased 5.6%) versus industry comparable theatres (which increased 3.6%) during the thirteen weeks ended June 29, 2006 compared to the thirteen week period ended June 30, 2005. Fluctuations such as this result from changes in distribution and performance of films released between periods. In certain circumstances, high-grossing films expand the overall market size due to the increase in number of prints released. Even though our box office performance on such films increases due to the film’s popularity, the market expansion from these high grossing films can dilute our overall performance against the industry. This occurred during the thirteen weeks ended June 28, 2007 with the release of three very popular, mainstream movies that were each distributed to over 4,000 theatres and produced box office admissions revenues in the United States and Canada of approximately $915 million. 2) Based upon available industry sources, the admissions revenues of our net new builds (admissions revenues from new theatres—$13,522,000—less admissions revenues of closed theatres—$7,454,000—and less admissions revenues of dispositions mandated by the Department of Justice in the Loews merger—$7,300,000—, was less than the contribution of net new builds for the overall industry. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as gen eral inflationary trends and conditions in local markets. Concessions revenues increased 0.6%, or $1,039,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to a 10.6% increase in average concessions per patron related to price increases and an increase in units sold per patron, offset by the decrease in attendance. Other theatre revenues decreased 33.2%, or $8,147,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM.

International theatrical exhibition revenues increased 7.9%, or $3,790,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Admissions revenues increased by 5.2%, or $1,388,000, due to a 4.7% increase in average ticket price and a 0.5% increase in attendance. We opened 2 theatres with 21 screens in Mexico since June 29, 2006. Concessions revenues increased 12.8%, or $2,144,000, due to a 12.3% increase in concessions per patron and the increase in attendance. Concessions per patron increased in Mexico due primarily to price increases and increased promotions which helped to increase transaction size and incidence of purchase. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations.

Costs and expenses.   Total costs and expenses decreased 3.9%, or $23,935,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006.

U.S. and Canada theatrical exhibition costs and expenses decreased 2.4%, or $11,677,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Film exhibition costs decreased 3.1%, or $6,637,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to the decrease in admissions revenues, offset by an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.9% in the current period as compared with 52.9% in the prior period due to the release of three very popular, mainstream movies during the thirteen weeks ended June 28, 2007 whose popularity and audience appeal drove higher percentage film rent terms than experienced during the thirteen weeks ended June 29, 2006. Higher grossing movies generally carry higher film terms as a percentage of admissions revenues than lower grossing movies. Concession costs decreased 1.9%, or $349,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to the decrease in concession costs as a percentage of concessions revenues, partially offset by the increase in concession revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 11.0% in the prior period. As a percentage of revenues, theatre operating expense was 25.3% in the current period as compared to 24.0% in the prior period. Preopening expense increased $1,400,000 during the thirteen weeks ended June 28, 2007 due primarily to the increase in screen additions during the period. Rent expense decreased 0.2%, or $160,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. During the thirteen weeks ended June 28, 2007, we recognized $14,838,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for two of our theatres that were closed during the thirteen weeks ended June 28, 2007. During the thirteen weeks ended June 29, 2006, we recognized $2,010,000 of theatre and other closure expense related primarily to the closure of one theatre with 8 screens and to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased 5.1%, or $1,755,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Film exhibition costs increased 4.5%, or $533,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. Concession costs increased $521,000 during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to the increase in concession revenues. As a percentage of concessions revenues, concession costs were 23.6% in the current period compared with 23.5% in the prior period. As a percentage of revenues, theatre operating expense was 23.4% in the current period compared to 24.1% in the prior period. Rent expense increased 8.1%, or $549,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 primarily due to the opening of 2 theatres with 21 screens in Mexico since June 29, 2006. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

Merger, acquisition and transaction costs.   Merger, acquisition and transaction costs increased $420,000 from $3,752,000 to $4,172,000 during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. Current period costs are primarily comprised of professional and consulting expenses related to a proposed initial public offering of common stock that was withdrawn on June 19, 2007 and preacquisition expenses for casualty insurance losses related to the Merger with Loews.

Management fees.   Management fees were unchanged during the thirteen weeks ended June 28, 2007. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense decreased 17.0%, or $2,685,000, during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006. The decrease in other general and administrative expenses is primarily due to a decrease in pension expense of $1,229,000 related to an amendment to freeze our Plans as of December 31, 2006 and a decrease in incentive compensation of $718,000 related to declines in operating performance. Additionally, stock compensation expense decreased $520,000 during the thirteen weeks ended June 28, 2007 compared to the thirteen weeks ended June 29, 2006 due to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the thirteen weeks ended March 29, 2007. As a result of the accelerated vesting during the prior year, there is no expense related to these options during the current year.

Depreciation and Amortization.   Depreciation and amortization decreased 0.3%, or $207,000, compared to the prior period.

Disposition of Assets and Other Losses.   Disposition of assets and other losses were $0 in the current period compared to $1,436,000 in the prior period. The prior period includes $1,350,000, of settlements received related to fireproofing litigation recoveries at various theatres and a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $2,570,000.

Other Income.   Other income includes $1,754,000 and $1,460,000 of income related to the derecognition of stored value card liabilities as to which we believe future redemption to be remote, during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the thirteen weeks ended June 28, 2007.

Interest Expense.   Interest expense decreased 22.2%, or $12,765,000, primarily due to decreased borrowings.

AMC received net proceeds upon completion of the NCM initial public offering and debt financing of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the “Notes due 2011”), our senior floating rate notes due 2010 (the “Floating Notes due 2010”) and 9 7/8% senior subordinated notes due 2012 (the “Notes due 2012”). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value.

Equity in (Earnings) Losses of Non-Consolidated Entities.   Equity in earnings of non-consolidated entities were ($2,253,000) in the current period compared to losses of $2,157,000 in the prior period. Equity in (earnings) losses related to our investment in National CineMedia, LLC were ($1,810,000) and $1,308,000 for the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively. Equity in losses related to Yelmo were $1,093,000 during the thirteen weeks ended June 29, 2006.

Investment Income.   Investment income was $19,286,000 for the thirteen weeks ended June 28, 2007 compared to $2,528,000 for the thirteen weeks ended June 29, 2006. The thirteen weeks ended June 28, 2007 includes a gain on the sale of our investment in Fandango of $15,744,000. Interest income increased $872,000 from the prior period due primarily to higher rates of interest earned on cash and equivalents available for investment.

Income Tax Provision.   The provision for income taxes from continuing operations was $4,000,000 for the thirteen weeks ended June 28, 2007 and $300,000 for the thirteen weeks ended June 29, 2006 due primarily to the increase in earnings from continuing operations before income taxes. See Note 11—Income Taxes.

Earnings from Discontinued Operations, Net.   On May 11, 2006, we sold our operations in Iberia, including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. See Note 3—Discontinued Operations for the components of the earnings from discontinued operations.

Net Earnings (Loss)   Net earnings (loss) was $15,942,000 and ($14,142,000) for the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively.

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

Holding Company Status

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its senior secured credit facility. AMC Entertainment’s senior secured credit facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due 2012, (the “Fixed Notes due 2012”) the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $186 million in the aggregate as of June 28, 2007. Under the note indentures, a loan to Hold ings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm’s length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the senior secured credit facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4 million annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $72,738,000 and $95,938,000 during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively. The decrease in operating cash flows during the thirteen weeks ended June 28, 2007 is primarily due to declines in accounts payable related primarily to the timing of certain payments. We had working capital deficits as of June 28, 2007 and March 29, 2007 of $258,526,000 and $40,370,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $177,631,000 and $177,500,000 available on our credit facility to meet these obligations for the periods ended June 28, 2007 and March 29, 2007, respectively.

On June 12, 2007 we entered into an amendment (the “Amendment”) to the indenture for our 12% Senior Discount Notes due 2014 (the “Discount Notes due 2014”). The Amendment requires us to make an election on August 15, 2007, the next semi-annual accretion date under the indenture, to pay cash interest on the Discount Notes due 2014. As a result, we will be required to make our first cash interest payment on the Discount Notes due 2014 on February 15, 2008. We expect that our annual cash interest payments on the Discount Notes due 2014 will be approximately $28,895,000 subsequent to the required cash payment election.

During the first quarter of fiscal 2008, we closed 5 theatres with 60 screens in the U.S. and opened 3 new theatres with 46 screens in the U.S., resulting in a circuit total of 377 theatres and 5,300 screens.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows were ($35,848,000) and $28,828,000, during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively. As of June 28, 2007, we had construction in progress of $21,725,000. We had 5 U.S. theatres with a total of 66 screens under construction on June 28, 2007 that we expect to open in fiscal 2008. Cash outflows from investing activities include capital expenditures of $33,894,000 and $32,843,000 during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively. We expect that our gross capital expenditures in fiscal 2008 will be approximately $155,000,000.

In March 2007, the board of directors of Fandango, Inc. (“Fandango”), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the “Fandango Merger Agreement”), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in May of 2007. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will receive a total of approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,744,000 was received during the thirteen weeks ended June 28, 2007.

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

We fund the costs of constructing new theatres using existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. We may also decide to sell certain real estate assets that we currently own where the value of the real estate may be greater than the value generated by our theatre operations.

Historically, we have either paid for or leased the equipment used in a theatre.

On July 5, 2007 we disposed of our investment in HGCSA, a partnership that operated 17 theatres in South America, for sales proceeds of $28,282,000.

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were ($265,496,000) and $(14,181,000) during the thirteen weeks ended June 28, 2007 and June 29, 2006, respectively.

During the thirteen weeks ended June 28, 2007 we paid a dividend of $270,588,000 to our stockholder AMC Entertainment Holdings, Inc. and paid $4,360,000 in deferred financing costs related to a consent solicitation from holders of our Discount Notes due 2014.

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007 for certain information about our New Credit Facility, the Cinemex Credit Facility, our 8% Senior Subordinated Notes due 2014 (the “Notes due 2014”), 11% Senior Subordinated Notes due 2016 (the “Notes due 2016”), 8 5/8% Senior Notes due 2012 (the “Fixed Notes due 2012”) and Discount Notes due 2014.

The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of June 28, 2007, we had no borrowings under the revolving credit facility and $641,875,000 was outstanding under the term loan facility at an interest rate of 7.07%.

Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 13, 2007, we amended the Senior Secured Credit Facility to, among other things, lower the interest rates related to our term loan, reduce our unused commitment fee and amend the change of control definition so that an initial public offering and related transactions would not constitute a change of control. The current applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the current applicable margin for borrowings under the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMC Entertainment attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014, Notes due 2016 and Discount Notes due 2014). Under the indenture relating to the Discount Notes due 2014, the most restrictive of the indentures, we could borrow approximately $1,352.2 million as of June 28, 2007 in addition to permitted indebtedness (assuming an interest rate of 10% on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indentures relating to the Fixed Notes due 2012, Notes due 2014, Notes due 2016 and Discount Notes due 2014.

The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2016, Notes due 2014, Fixed Notes due 2012, and the Discount Notes due 2014, at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

As of June 28, 2007, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, Notes due 2014, the Fixed Notes due 2012, and the Discount Notes due 2014.

We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility and the notes.

Commitments and Contingencies

The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company’s Form 10-K for the year ended March 29, 2007. Since March 29, 2007 there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business, except as discussed in the following paragraph.

As discussed in Note 11—Income Taxes, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109”. At March 30, 2007, the Company had a liability for unrecognized benefits of $44.1 million, of which approximately $5.3 million is expected to be offset from the Company’s pool of net operating loss carryforwards within the next 12 months. For the remaining liability, the Company is unable to reasonably determine when settlement with taxing authorities will occur.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, we recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder’s accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

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

The face amount of the interest rate swap on June 28, 2007 was 225 million Mexican pesos ($20.8 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was a liability of $67,000 as of June 28, 2007.

On August 5, 2005, Grupo Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. This interest rate swap is complementary to the interest rate swap entered into on July 28, 2003 and increases in the same amount of the decrease in the interest rate swap entered into on July 28, 2003 to hedge the complete credit. The face amount of the interest rate swap on June 28, 2007 was 795.5 million Mexican pesos ($73.7 million). The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payment for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was a liability of $2,242,000 as of June 28, 2007.

We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Market risk on variable-rate financial instruments.   We maintain a $850,000,000 senior secured credit facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of June 28, 2007 and had $641,875,000 outstanding under the term loan facility on June 28, 2007. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the new credit facility by $1,605,000 during the thirteen weeks ended June 28, 2007.

Market risk on fixed-rate financial instruments.   Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $237,257,000 carrying value of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

Foreign currency exchange rates.   We currently operate theatres in Canada, Mexico, Argentina, Brazil, Chile, Uruguay, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumu lated other comprehensive income (loss) by approximately $2,000 and $41,291,000, respectively, as of June 28, 2007.

Item 4T.                Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007 for information on certain litigation to which we are a party.

One of the cases referred to in our Annual report on Form 10-K is American Multi Cinema, Inc. v. Midwest Drywall Company, Inc. (No. CV07-00171). We received settlements of $562,500 related to this matter during July of fiscal 2008.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders.

In June 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved the merger agreement and other related ancillary agreements in connection with the holdco merger whereby Holdings became a wholly owned subsidiary of Parent.

In June 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved the supplemental indenture by and between Holdings and HSBC Bank USA, National Association, as trustee, amending that certain indenture, dated as of August 18, 2004, pursuant to which Holdings’ 12% Senior Discount Notes due 2014 were issued.

In June 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved an amended and restated employment agreement among Parent, Holdings, AMCE and Peter C. Brown, who has served as the Chairman of the Board, Chief Executive Officer and President of each of Holdings and AMCE since December 2004.

In June 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved an employment separation and general release agreement among Holdings, AMCE, AMC and Philip M. Singleton, as amended by the first amendment to the employment separation and general release agreement, whereby Mr. Singleton resigned from his positions with Holdings and its affiliates.

Item 6.                        Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1

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

2.3

Agreement and Plan of Merger, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., and Marquee Merger Sub Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on June 13, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed on June 13, 2007).

3.2	Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on June 13, 2007).
*31.1	Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed on June 13, 2007.
*31.2	Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on June 13, 2007.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQUEE HOLDINGS INC.
Date: August 7, 2007	/s/ PETER C. BROWN
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President
Date: August 7, 2007	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and
Chief Financial Officer