Form 10-Q
period 2008-10-02
Marquee Holdings Inc.
filed 2008-11-17
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of October 2, 2008
Common Stock, 1¢ par value	1

MARQUEE HOLDINGS INC. AND SUBSIDIARY
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(unaudited)		(unaudited)
Revenues
Admissions	$429,316	$478,373	$868,530	$895,247
Concessions	177,916	196,203	363,774	380,430
Other revenue	23,285	26,828	46,235	48,219

Total revenues	630,517	701,404	1,278,539	1,323,896

Costs and Expenses
Film exhibition costs	225,678	251,778	463,238	473,625
Concession costs	20,847	22,986	42,795	45,173
Operating expense	164,711	169,616	325,222	326,141
Rent	118,249	115,581	235,710	228,289
General and administrative:
Merger, acquisition and transaction costs	235	1,168	252	5,340
Management fee	1,250	1,250	2,500	2,500
Other	14,788	12,710	23,600	25,798
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Depreciation and amortization	58,097	61,749	116,114	125,438
Disposition of assets and other gains	(374)	(1,698)	(355)	(1,698)

Total costs and expenses	602,347	633,778	1,209,803	1,216,501

Other expense (income)
Other	(7,754)	(5,628)	(10,426)	(9,025)
Interest expense
Corporate borrowings	39,689	43,393	78,863	86,664
Capital and financing lease obligations	1,728	1,799	3,404	3,291
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(633)	(2,109)	(1,354)	(21,395)

Total other expense	27,709	12,283	60,781	32,110

Earnings before income taxes	461	55,343	7,955	75,285
Income tax provision	2,100	31,000	2,800	35,000

Net earnings (loss)	$(1,639)	$24,343	$5,155	$40,285

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 2, 2008	April 3, 2008
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$89,895	$108,717
Receivables, net of allowance for doubtful accounts of $1,312 as of October 2, 2008 and $1,597 as of April 3, 2008	39,735	47,130
Other current assets	77,425	73,761
Current assets held for sale	2,300	—

Total current assets	209,355	229,608
Property, net	1,196,545	1,250,406
Intangible assets, net	194,763	206,674
Goodwill	2,065,459	2,070,858
Other long-term assets	119,828	119,161
Noncurrent assets held for sale	—	2,300

Total assets	$3,785,950	$3,879,007

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$131,492	$177,354
Accrued expenses and other liabilities	126,167	122,417
Deferred revenues and income	116,313	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	31,400	20,753

Total current liabilities	405,372	455,084
Corporate borrowings	1,823,246	1,839,329
Capital and financing lease obligations	63,738	66,368
Deferred revenues—for exhibitor services agreement	249,066	250,312
Other long-term liabilities	323,498	350,498

Total liabilities	$2,864,920	$2,961,591

Stockholder's equity:
Common Stock, 1 share issued as of October 2, 2008 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,046,724	1,047,430
Accumulated other comprehensive loss	(4,421)	(3,668)
Accumulated deficit	(121,273)	(126,346)

Total stockholder's equity	921,030	917,416

Total liabilities and stockholder's equity	$3,785,950	$3,879,007

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$5,155	$40,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,114	125,438
Amortization of discount on corporate borrowings	—	10,457
Non-cash portion of stock-based compensation	1,549	1,020
Non-cash portion of pension and postretirement expense	(6,131)	727
Deferred income taxes	361	23,882
Equity in (earnings) losses from investments, net of distributions	1,371	(19,172)
Disposition of assets and other gains	118	(16,152)
Change in assets and liabilities:
Receivables	4,692	16,509
Other assets	(6,434)	(2,910)
Accounts payable	(30,466)	(43,978)
Accrued expenses and other liabilities	(18,667)	(36,215)
Other, net	(6,303)	(4,217)

Net cash provided by operating activities	61,359	95,674

Cash flows from investing activities:
Capital expenditures	(54,914)	(57,530)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	2,073	(12,073)
Partnership investments	(1,550)	(4,060)
Proceeds from disposition of Fandango	—	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(3,990)	(3,657)
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(5,587)	(5,905)
Other, net	1,520	(163)

Net cash used in investing activities	(62,448)	(38,429)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	13,141
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(1,817)	(4,195)
Principal payments under Term Loan B	(3,250)	(3,250)
Change in construction payables	(9,439)	6,091
Dividends paid to Parent	(2,255)	(270,588)
Deferred financing costs	—	(4,360)

Net cash used in financing activities	(16,761)	(275,261)
Effect of exchange rate changes on cash and equivalents	(972)	(1,255)

Net decrease in cash and equivalents	(18,822)	(219,271)
Cash and equivalents at beginning of period	108,717	319,533

Cash and equivalents at end of period	$89,895	$100,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $387 and $696)	$80,367	$73,566
Income taxes paid	5,176	16,145
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$13,000

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2008

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned through AMC Entertainment Holdings, Inc. ("Parent") by J.P. Morgan Partners, LLC, Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors. Holdings was formed in 2004 for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by JPMP, Apollo and Bain, Carlyle and Spectrum (collectively with JPMP and Apollo, the "Sponsors"), (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings' stockholders.

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

        Holdings has no ability to service interest or principal on its Discount Notes due 2014, other than through any dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing AMCE's Fixed Notes due 2012, its Floating Notes due 2010 and its Existing Subordinated Notes and its amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2008. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended October 2, 2008 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 2009.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        The April 3, 2008 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current period presentation.

NOTE 2—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Net earnings (loss)	$(1,639)	$24,343	$5,155	$40,285
Foreign currency translation adjustment	(10,220)	(7,863)	(2,964)	(8,437)
Pension and other benefit adjustments	(378)	(282)	(179)	(565)
Change in fair value of cash flow hedges	(90)	149	665	367
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	1,164	419	2,409	837
Increase (decrease) in unrealized gain on marketable securities	(459)	97	(684)	294

Total comprehensive earnings (loss)	$(11,622)	$16,863	$4,402	$32,781

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,868,246	$202,612	$2,070,858
Currency translation adjustment	—	(5,399)	(5,399)

Balance as of October 2, 2008	$1,868,246	$197,213	$2,065,459

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Activity of other intangible assets is presented below.

		October 2, 2008		April 3, 2008
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$112,034	$(34,683)	$115,419	$(33,233)
Loyalty program	3 years	46,000	(32,430)	46,000	(29,946)
LCE trade name	3 years	2,300	(1,230)	2,300	(1,000)
LCE/Cinemex advertising and management contracts	1 to 23 years	52,019	(31,057)	52,147	(27,610)
Other intangible assets	1 to 14 years	13,654	(12,846)	19,088	(17,685)

Total, amortizable		$226,007	$(112,246)	$234,954	$(109,474)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,002		7,194

Total, unamortized		$81,002		$81,194

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Recorded amortization	$5,545	$7,578	$11,339	$15,847

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of October 2, 2008 is projected below:

(In thousands)	2009	2010	2011	2012	2013
Projected amortization expense	$22,287	$16,581	$14,627	$13,504	$12,634

NOTE 4—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of October 2, 2008 which is owned by Parent.

        On October 2, 2008, Holdings used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $2,255,000. Parent used the available funds to repurchase treasury stock and pay corporate overhead expenses incurred in the ordinary course of business.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended March 30, 2006 and March 31, 2005, respectively. As of October 2, 2008, there was $3,786,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 1.25 years.

        As the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term. The options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Company has recorded $786,000 and $520,000 of stock-based compensation expense related to these options within general and administrative: other during the thirteen weeks ended October 2, 2008, and September 27, 2007, respectively. The Company has recorded $1,549,000 and $1,020,000 of stock-based compensation expense related to these options within general and administrative: other during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. Holdings' financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $1,549,000 during fiscal 2009. One of the holders of Parent's stock options has a put right deemed to be within the holder's control associated with the option. A liability of $1,304,000 is recorded within current liabilities on the consolidated balance sheet as of October 2, 2008 for options containing written put rights. In May 2008, Holdings was notified of one holder's intention to exercise the put option and Holdings will make cash payments to settle its remaining accrued liability over the next three months. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123(R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of October 2, 2008, include an 18.5% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Operating Results (1):

	Thirteen Weeks Ended
October 2, 2008 (in thousands):	NCM	MTC	DCIP	Other	Total
Revenues	$107,709	$5,359	$—	$4,907	$117,975
Operating costs & expenses	60,700	2,089	2,882	4,410	70,081

Net earnings (loss)	$47,009	$3,270	$(2,882)	$497	$47,894

The Company's recorded equity in (earnings) loss	$(5,221)	$(764)	$960	$(296)	$(5,321)

	Twenty-six Weeks Ended
October 2, 2008 (in thousands):	NCM	MTC	DCIP	Other	Total
Revenues	$194,445	$10,741	$—	$8,937	$214,123
Operating costs & expenses	120,766	6,104	5,009	8,305	140,184

Net earnings (loss)	$73,679	$4,637	$(5,009)	$632	$73,939

The Company's recorded equity in (earnings) loss	$(9,876)	$(1,121)	$1,702	$(411)	$(9,706)

	Thirteen Weeks Ended
September 27, 2007 (in thousands):	NCM	MTC	DCIP	Other	Total
Revenues	$97,552	$3,893	$—	$5,103	$106,548
Operating costs & expenses	57,434	2,628	1,147	4,365	65,574

Net earnings (loss)	$40,118	$1,265	$(1,147)	$738	$40,974

The Company's recorded equity in (earnings) loss	$(5,839)	$(300)	$382	$(19,415)	$(25,172)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

	Twenty-six Weeks Ended
September 27, 2007 (in thousands):	NCM	MTC	DCIP	Other	Total
Revenues	$181,300	$7,869	$—	$24,346	$213,515
Operating costs & expenses	110,810	4,820	1,851	22,825	140,306

Net earnings (loss)	$70,490	$3,049	$(1,851)	$1,521	$73,209

The Company's recorded equity in (earnings) loss	$(7,649)	$(762)	$617	$(19,631)	$(27,425)

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in (earnings) or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM on common membership units owned immediately following the IPO of NCM, Inc. (Tranche 1 Investment) does not include undistributed equity in earnings for the Company's original common membership units. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units (Tranche 1 Investment) until NCM's future net earnings equal the amount of the excess distribution.

        As of October 2, 2008, the Company owns 18,414,743 units or an 18.5% interest in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $193,539,000, based on a price for shares of National CineMedia, Inc. on October 2, 2008 of $10.51 per share.

        As of October 2, 2008 and April 3, 2008, the Company has recorded $1,207,000 and $1,255,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of October 2, 2008 and April 3, 2008, the Company had recorded $1,699,000 and $6,177,000 respectively, of amounts due to NCM related to the ESA and the Loew's Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $4,626,000 and $3,994,000 during the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively and $10,025,000 and $7,585,000 during the twenty-six weeks ended October 2, 2008 and September 27, 2007 respectively.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20,000,000, of which $17,977,000 was received in May and September 2007 and has recorded a gain on the sale included in investment income of approximately $15,977,000. In July 2007 the Company disposed of its investment in Hoyt's General Cinema South America ("HGCSA") for total proceeds of approximately $28,682,000 and recorded a gain on the sale included in equity earnings of non-consolidated entities of approximately $18,751,000 during the thirteen weeks ended September 27, 2007.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the twenty-six weeks ended October 2, 2008:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	3,463	(3,463)	—
Receipt of excess cash distribution	(312)	—	—	6,108	(5,796)	—
Payment on Loews Screen Integration Agreement	—	—	3,990	(3,990)	—	—
Change in interest loss(4)	(83)	—	—	—	83	—
Amortization of deferred revenue	—	1,246	—	—	—	(1,246)
Equity in earnings	700	—	—	—	(700)	—

Ending balance October 2, 2008	$21,903	$(249,066)	$(659)	$5,581	$(9,876)	$(1,246)

(1)
Represents the Company's investment in 939,853 common membership units received under the 2007 Common Unit Adjustment Agreement (Tranche 2 Investment) originally valued at March 27, 2008. AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

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

        The interest rate swaps have been designated as cash flow hedges and have qualified for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The related mark-to-market gain or loss on qualifying hedges is deferred as a component of accumulated other comprehensive loss, to the extent the cash flow hedges are effective, and is reclassified into interest expense: corporate borrowings in the period during which the hedged transaction affects earnings. Any ineffective portion of the hedges is recognized currently in the consolidated statements of operations in other income.

        In October 2007 AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 4.707% and receives interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA.

        In August 2005 Grupo Cinemex entered into an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In November 2007 the Company redesignated the interest rate swap prospectively in a new cash flow hedging relationship. In addition, at the date of redesignation, the interest rate swap had an unrealized gain of approximately $1,091,000 recorded in accumulated other comprehensive loss that will be reclassified against interest expense: corporate borrowings over the remaining term of the hedged period, through August 2009. The effective portion of the changes in fair value of the interest rate swap under the new hedging relationship will be deferred in accumulated other comprehensive loss and will be reclassified into interest expense: corporate borrowings when the hedged forecasted transactions affect earnings.

        The aggregate fair value of the interest rate swaps was a liability of approximately $2,041,000 as of October 2, 2008, which was recorded as a component of other long-term liabilities. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical exit cost the Company would have to pay to transfer the obligation to a market participant with similar credit risk. At October 2, 2008, the Company had a net unrealized loss of approximately $875,000 recorded in accumulated other comprehensive loss with offsetting entries to other long-term liabilities. During the next 12 months the Company expects to reclassify approximately $862,000 of net unrealized loss from accumulated other comprehensive loss against interest expense: corporate borrowings. During the second quarter of fiscal 2009 the Company recorded a gain of $53,000 in other income resulting from hedge ineffectiveness for a total gain of $522,000 fiscal year-to-date, recorded in other income.

        The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157") as of the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at October 2, 2008 Using
(In thousands)	Total Carrying Value at October 2, 2008	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$34,131	$34,131	$—	$—
Deferred compensation plan assets	4,372	4,372	—	—
Non-qualified defined benefit plan assets	113	113	—	—

Total assets at fair value	$38,616	$38,616	$—	$—

Liabilities:
Interest rate swap agreements	$2,041	$—	$2,041	$—

Total liabilities at fair value	$2,041	$—	$2,041	$—

         Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swap agreements are measured at fair value using either LIBOR or Mexican TIIE market indices and incorporate credit data that measure nonperformance risk. The interest rate swap agreements are classified within Level 2 of the valuation hierarchy.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-six Weeks Ended October 2, 2008			Twenty-six Weeks Ended September 27, 2007
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$10,844	$—	$10,844	$17,621	$1,274	$18,895
Theatre and other closure (income) expense(1)	(2,333)	—	(2,333)	(16,103)	(343)	(16,446)
Transfer of deferred rent and capital lease obligations(1)	2,824	—	2,824	5,101	—	5,101
Cash (payments) receipts(1)	(1,229)	—	(1,229)	3,802	(698)	3,104

Ending balance	$10,106	$—	$10,106	$10,421	$233	$10,654

(1)
During the twenty-six weeks ended October 2, 2008, the Company recognized ($2,333,000) of theatre and other closure income due primarily to the write—off of deferred rent balances on two theatres that were closed on favorable terms.

During the twenty-six weeks ended September 27, 2007, the Company recognized ($16,446,000) of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at three of its theatres that were closed during the twenty-six weeks ended September 27, 2007. The Company received net cash payments of approximately $6,735,000 in connection with these three terminations.

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at October 2, 2008 by operating segment are as follows (in thousands):

October 2, 2008
U.S. and Canada Theatrical Exhibition	$9,609
International Theatrical Exhibition	497

Total segment reserves	$10,106

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

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

NOTE 10—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
Federal statutory rate	35.0%	35.0%
Change in foreign tax reserve	(13.2)	—
Foreign rate differential	(11.4)	(1.1)
Valuation allowance	29.1	(0.9)
State income taxes, net of federal tax benefit	(16.1)	11.3
Permanent items	11.3	2.3
Other, net	0.5	(0.1)

Effective tax rate	35.2%	46.5%

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

        Based upon the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets. The Company continues to record a valuation allowance against its net deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions. Net deferred tax assets in excess of valuation allowance were not material.

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to state income taxes, foreign tax rate differential, valuation

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

allowance and the release of a previously reserved foreign tax due to updated interpretation by authorities.

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination for the tax year ended March 31, 2005 began during 2007. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has NOL carryforwards for tax years ended October 31, 2000 through January 26, 2006 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOL's are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements. There are currently unrecognized tax benefits which the Company estimates will be resolved in the next twelve months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to accumulated other comprehensive income.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, the Company recognized a curtailment gain of $5,969,000 recorded in

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

general and administrative: other during the first quarter of fiscal 2009. The measurement date used to determine the postretirement curtailment was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Components of net periodic benefit cost:
Service cost	$113	$105	$58	$208
Interest cost	1,097	1,100	313	381
Expected return on plan assets	(1,275)	(1,151)	—	—
Amortization of gain	(403)	(282)	(23)	—
Amortization of transition obligation	10	10	—	—

Net periodic benefit cost (income)	$(458)	$(218)	$348	$589

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Components of net periodic benefit cost:
Service cost	$226	$196	$284	$416
Interest cost	2,199	2,200	487	762
Expected return on plan assets	(2,549)	(2,302)	—	—
Amortization of gain	(806)	(565)	(23)	—
Amortization of transition obligation	20	20	—	—
Curtailment gain	—	—	(5,969)	—

Net periodic benefit cost (income)	$(910)	$(451)	$(5,221)	$1,178

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 12—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Revenues
U.S. and Canada theatrical exhibition	$574,585	$649,747	$1,171,556	$1,220,320
International theatrical exhibition	55,932	51,657	106,983	103,576

Total revenues	$630,517	$701,404	$1,278,539	$1,323,896

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$91,190	$131,351	$189,042	$227,080
International theatrical exhibition	17,543	15,720	32,436	31,367

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

        A reconciliation of earnings before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Earnings before income taxes	$461	$55,343	$7,955	$75,285
Plus:
Interest expense	41,417	45,192	82,267	89,955
Depreciation and amortization	58,097	61,749	116,114	125,438
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Disposition of assets and other (gains) losses	(374)	(1,698)	(355)	(1,698)
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(633)	(2,109)	(1,354)	(21,395)
Other income(1)	(53)	—	(522)	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	235	1,168	252	5,340
Management fee	1,250	1,250	2,500	2,500
Other(2)	14,788	12,710	23,600	25,798

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

(1)
Other income is comprised of gains from interest rate swap ineffectiveness for the thirteen and twenty-six weeks ended October 2, 2008 and recoveries for property losses related to Hurricane Katrina for the twenty-six weeks ended September 27, 2007.

(2)
Includes stock-based compensation expense of $786,000 and $520,000 for the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively, and $1,549,000 and $1,020,000 for the twenty-six weeks ended October 2, 2008 and September 27, 2007.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

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

        On November 20, 2002, the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $22,000,000, which is expected to be incurred over a 4-5 year term. Through October 2, 2008 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed these decisions and argued its case to the Ninth Circuit Court of Appeals on November 8, 2007. We anticipate a decision soon.

        As a result of the January 10, 2006 order, AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $53,300,000, and through October 2, 2008 AMCE has incurred approximately $19,277,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

         Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 31, 2007, the District Court denied plaintiff's motion for class certification without prejudice pending the Ninth Circuit's decision in an appeal from a denial of certification in a similar FACTA case. The District Court stayed all proceedings in the case pending the outcome of the Ninth Circuit case. On June 3, 2008, the President of the United States of America signed the FACTA reform bill. The bill specifies that if a company printed the expiration date on credit card receipts, but otherwise complied with FACTA, it did not willfully violate the law. The legislation does not specifically address the situation where more than five digits of the credit card are printed on a receipt. The Ninth Circuit appeal was subsequently dismissed after the parties reached a settlement. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on information that the Company has received from this plan, the Company estimates that it could be currently liable for up to $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of October 2, 2008, the Company has recorded a liability related to this matter in the amount of $2,440,000. The final partial withdrawal liability amount will be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on October 2, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial position and results of operations.

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

applied prospectively to intangible assets acquired after the effective date. The Company has not determined the effect that the application of FSP 142-3 will have on its consolidated financial position.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial position.

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

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

based on the date of exercise of "plain vanilla" share options. SAB 110 allows companies which do not have sufficient historical experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company will continue to use the "simplified" method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

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

NOTE 15—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than 20% in the aggregate of Parent; and (iii) such earlier time as Holdings, AMCE and the Requisite Stockholder Majority agree. In addition, the fee agreement provided for reimbursements by AMCE to

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

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

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management. Reference is made to Note 19—Related Party Transactions in the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2008 for additional disclosures about its governance agreements with the Sponsors.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

        Subsequent to October 2, 2008, the Board of Directors and Stockholders of Parent agreed to sell all of its interests in Cinemex which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The Cinemex operations are included in the Company's international theatrical exhibition operating segment. The expected sales price is $315,000,000 decreased by the amount of net funded indebtedness of Cinemex of approximately $77,500,000 as of September 30, 2008 and other specified items as defined in the Stock Purchase Agreement (the "Agreement"). Net funded indebtedness of Cinemex expressed in U.S. dollars will fluctuate in the future depending on the amount of cash and cash equivalents at the date of closing and current US dollar exchange rates for the Mexican peso denominated cash and indebtedness. The Agreement provides that, upon termination of the Agreement without completing the sale of Cinemex, the Company may be obligated, under certain circumstances, to pay Entretenimiento a termination fee of $50,000,000 and Entretenimiento, under certain circumstances, may be obligated to pay the Company a termination fee of $50,000,000. This pending transaction is expected to close during the Company's third fiscal quarter of 2009 and the Cinemex operations are expected to be reclassified as discontinued operations in future periods. The carrying amount of the Cinemex net assets was $232,983,000 as of October 2, 2008.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the twenty-six weeks ended October 2, 2008, we opened four new theatres with 54 screens in the U.S., closed four theatres with 36 screens in the U.S, and closed 12 screens for remodeling at an existing theatre in the U.S. During the twenty-six weeks ended October 2, 2008, we expanded one theatre in Mexico by adding 5 additional screens. As of October 2, 2008, we owned, operated or had interests in 353 theatres and 5,105 screens, with 89% or 4,557 of our screens in the U.S. and Canada and 11%, or 548 of our screens in Mexico, China (Hong Kong), France and the United Kingdom.

        Our principal direct and indirect owned subsidiaries are AMC Entertainment Inc. ("AMCE"), American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through Cinemex and AMCEI and its subsidiaries.

        On May 2, 2008, the Company's Board of Directors approved revisions to our Postretirement Medical and Life Insurance Plan effective January 1, 2009 and on October 2, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, we recognized a curtailment gain during the thirteen weeks ended July 3, 2008 of $5,969,000. The measurement date used to determine the postretirement curtailment was July 3, 2008.

        In May 2007, the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20,000,000, of which $17,977,000 was received in May and September 2007 and has recorded a gain on the sale included in investment income of approximately $15,977,000. In July 2007 the Company disposed of its investment in HGCSA, an entity that operated 17 theatres in South America, for total proceeds of approximately $28,682,000 and recorded a gain on the sale included in equity earnings of non-consolidated entities of approximately $18,751,000 during the thirteen weeks ended September 27, 2007.

        For financial reporting purposes we have two segments, (1) U.S. and Canada theatrical exhibition and (2) International theatrical exhibition.

        Our U.S. and Canada and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift cards and packaged tickets and arcade games located in theatre lobbies.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through October 2, 2008, AMC Entertainment and Loews added 212 theatres with 3,792 new screens, acquired 431 theatres with 3,007 screens and disposed of or temporarily closed for remodeling 701 theatres with 4,343 screens. As of October 2, 2008, approximately 76% of our screens in the U.S. and Canada were located in megaplex theatres.

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

        We granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All of these options are equity classified for AMCE. However, the holder of a written put option for options that are classified as a liability at Holdings exercised the written put option in May 2008 and, accordingly, Holdings will make cash payments to settle the remaining accrued liability over the next three months.

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

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations. Reference is made to Note 12—Operating Segments to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	% Change	October 2, 2008	September 27, 2007	% Change
		(Dollars in thousands, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$400,924	$451,862	-11.3%	$814,435	$840,547	-3.1%
Concessions	158,383	178,716	-11.4%	326,810	344,064	-5.0%
Other theatre	15,278	19,169	-20.3%	30,311	35,709	-15.1%

	574,585	649,747	-11.6%	1,171,556	1,220,320	-4.0%

International theatrical exhibition
Admissions	28,392	26,511	7.1%	54,095	54,700	-1.1%
Concessions	19,533	17,487	11.7%	36,964	36,366	1.6%
Other theatre	8,007	7,659	4.5%	15,924	12,510	27.3%

	55,932	51,657	8.3%	106,983	103,576	3.3%

Total revenues	$630,517	$701,404	-10.1%	$1,278,539	$1,323,896	-3.4%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$213,037	$239,978	-11.2%	$439,106	$449,457	-2.3%
Concession costs	16,254	19,190	-15.3%	34,386	36,915	-6.9%
Operating expense	151,207	157,087	-3.7%	298,302	301,471	-1.1%
Rent	110,598	107,769	2.6%	220,624	213,176	3.5%
Preopening expense	1,185	376	*	3,060	2,341	30.7%
Theatre and other closure (income) expense	(2,209)	(1,628)	35.7%	(2,235)	(16,466)	-86.4%

	490,072	522,772	-6.3%	993,243	986,894	0.6%

International theatrical exhibition
Film exhibition costs	12,641	11,800	7.1%	24,132	24,168	-0.1%
Concession costs	4,593	3,796	21.0%	8,409	8,258	1.8%
Operating expense	13,504	12,529	7.8%	26,920	24,670	9.1%
Rent	7,651	7,812	-2.1%	15,086	15,113	-0.2%
Preopening expense	—	(120)	-100.0%	—	—	—%
Theatre closure	(110)	10	*	(98)	20	*

	38,279	35,827	6.8%	74,449	72,229	3.1%

General and administrative expense:
Merger, acquisition and transaction costs	235	1,168	-79.9%	252	5,340	-95.3%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	14,788	12,710	16.3%	23,600	25,798	-8.5%
Depreciation and amortization	58,097	61,749	-5.9%	116,114	125,438	-7.4%
Disposition of assets and other losses	(374)	(1,698)	-78.0%	(355)	(1,698)	-79.1%

Total costs and expenses	$602,347	$633,778	-5.0%	$1,209,803	$1,216,501	-0.6%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Operating Data (at period end):
Screen additions(1)	22	12	65	58
Screen dispositions(2)	34	184	54	244
Average screens—continuing operations(3)	5,039	5,061	5,034	5,068
Number of screens operated			5,105	5,128
Number of theatres operated			353	358
Screens per theatre			14.5	14.3
Attendance—continuing operations(3) (in thousands)	58,218	66,754	117,611	126,724

(1)
Includes 1 theatre with 6 screens temporarily closed for renovation and that reopened.

(2)
Includes 1 theatre and 18 screens temporarily closed for renovation.

(3)
Includes consolidated theatres only.

Thirteen Weeks Ended October 2, 2008 and September 27, 2007

         Revenues.    Total revenues decreased 10.1%, or $70,887,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 primarily due to a difference in reporting periods. The thirteen weeks ended October 2, 2008 began on July 4, 2008 and included fewer days of the Fourth of July holiday box office revenues compared to the thirteen weeks ended September 27, 2007 that began on June 29, 2007.

        U.S. and Canada theatrical exhibition revenues decreased 11.6%, or $75,162,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Admissions revenues decreased 11.3%, or $50,938,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007, due to a 14.9% decrease in attendance partially offset by a 4.3% increase in average ticket prices. Attendance declined due to the difference in reporting periods noted above. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2008) decreased 12.6%, or $56,159,000 during the thirteen weeks ended October 2, 2008 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall performance of industry comparable theatres in the markets where we operate. Concessions revenues decreased 11.4%, or $20,333,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due to the decrease in attendance partially offset by a 4.1% increase in average concessions per patron. Other theatre revenues decreased 20.3%, or $3,891,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007, primarily due to decreases in advertising revenues.

        International theatrical exhibition revenues increased 8.3%, or $4,275,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Admissions revenues increased by 7.1%, or $1,881,000, due to a 4.3% increase in average ticket prices and a 2.7% increase in attendance. The increase in attendance was primarily due to the popularity of film product during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Concessions revenues increased 11.7%, or $2,046,000, due to an 8.8% increase in concessions per patron and the increase in attendance. Concessions per patron increased in Mexico due primarily to price increases and increased promotions designed to increase transaction size and incidence of purchase. Other theatre revenues increased by 4.5% or $348,000. International revenues were positively impacted by a weaker U.S. dollar, although this did not materially contribute to our consolidated earnings.

         Costs and expenses.    Total costs and expenses decreased 5.0%, or $31,431,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007.

        U.S. and Canada theatrical exhibition costs and expenses decreased 6.3%, or $32,700,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Film exhibition costs decreased 11.2%, or $26,941,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.1% in the current and prior year periods. Concession costs decreased 15.3%, or $2,936,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.3% in the current period compared with 10.7% in the prior period. As a percentage of revenues, operating expense was 26.3% in the current period as compared to 24.2% in the prior period. Rent expense increased 2.6%, or $2,829,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due primarily to the opening of new theatres. Preopening expense increased $809,000 during the thirteen weeks ended October 2, 2008 due to screen additions and remodeling activity. During the thirteen weeks ended October 2, 2008, we recognized $2,209,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for one of our theatres that closed during the quarter.

        International theatrical exhibition costs and expenses increased 6.8%, or $2,452,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Film exhibition costs increased 7.1%, or $841,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due primarily to the increase in admissions revenues. Concession costs increased 21.0%, or $797,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 23.5% in the current period compared with 21.7% in the prior period. As a percentage of revenues, operating expense was 24.1% in the current period compared to 24.3% in the prior period. Rent expense decreased 2.1%, or $161,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

         Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $933,000 during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007. Prior period costs are primarily comprised of professional and consulting expenses related to a proposed initial public offering of common stock that was withdrawn on June 19, 2007 and preacquisition expenses for casualty insurance losses related to the Merger with Loews.

         Management fees.    Management fees were unchanged during the thirteen weeks ended October 2, 2008. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

         Other.    Other general and administrative expense increased 16.3%, or $2,078,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due primarily to an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

         Depreciation and Amortization.    Depreciation and amortization decreased 5.9%, or $3,652,000, compared to the prior period due primarily to certain intangible assets becoming fully amortized and the closing of theatres.

         Disposition of Assets and Other Gains.    Disposition of assets and other gains were $374,000 in the current period compared to $1,698,000 in the prior period. The current and prior periods include $428,000 and $1,980,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The prior year also includes contingent legal expense related to the litigation recoveries of $457,000.

         Other Income.    Other income includes $7,701,000 and $5,628,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively. Other income includes $53,000 of income related to ineffectiveness of interest rate swaps during the thirteen weeks ended October 2, 2008.

         Interest Expense.    Interest expense decreased 8.4%, or $3,775,000, primarily due to decreased interest rates on the Senior Secured Credit Facility.

         Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $5,321,000 in the current period compared to $25,172,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $5,221,000 and $5,839,000 for the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively. Equity in earnings related to HGSCA was $18,767,000 during the prior period and includes the gain related to the disposition of $18,751,000.

         Investment Income.    Investment income was $633,000 for the thirteen weeks ended October 2, 2008 compared to $2,109,000 for the thirteen weeks ended September 27, 2007. Interest income decreased $1,280,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments.

         Income Tax Provision.    The provision for income taxes from continuing operations was $2,100,000 for the thirteen weeks ended October 2, 2008 and $31,000,000 for the thirteen weeks ended September 27, 2007 with the reduction due primarily to the decrease in earnings before income taxes.

         Net Earnings (Loss).    Net earnings (loss) were $(1,639,000) and $24,343,000 for the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGCSA in the prior year of $18,751,000 and the decrease in attendance due to the change in reporting periods noted above.

Twenty-six Weeks Ended October 2, 2008 and September 27, 2007

         Revenues.    Total revenues decreased 3.4%, or $45,357,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007.

        U.S. and Canada theatrical exhibition revenues decreased 4.0%, or $48,764,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Admissions revenues decreased 3.1%, or $26,112,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007, due to a 7.2% decrease in attendance partially offset by a 4.4% increase in average ticket price. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) decreased 5.1%, or $42,009,000, during the twenty-six weeks ended October 2, 2008 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres performed consistently with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues decreased 5.0%, or $17,254,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due to the decrease in attendance partially offset by a 2.3% increase in average concessions per patron. Other theatre revenues decreased 15.1%, or $5,398,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007, primarily due to decreases in advertising and theatre rentals.

        International theatrical exhibition revenues increased 3.3%, or $3,407,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Admissions revenues decreased by 1.1%, or $605,000, due to a 7.3% decrease in attendance partially offset by a 6.6% increase in average ticket prices. The decrease in attendance was primarily due to the popularity of film product during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Concessions revenues increased 1.6%, or $598,000, due to a 9.6% increase in concessions per patron offset by the decrease in attendance. Concessions per patron increased in Mexico due primarily to price increases and increased promotions designed to increase transaction size and incidence of purchase. Other theatre revenues increased by 27.3% or $3,414,000 due to increased on-screen campaigns by advertisers which shifted fiscal 2009 revenues into the first fiscal quarter. International revenues were positively impacted by a weaker U.S. dollar, although this did not materially contribute to our consolidated earnings.

         Costs and expenses.    Total costs and expenses decreased 0.6%, or $6,698,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007.

        U.S. and Canada theatrical exhibition costs and expenses increased 0.6%, or $6,349,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Film exhibition costs decreased 2.3%, or $10,351,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due to the decrease in admissions revenues offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.9% in the current period as compared with 53.5% in the prior period. Concession costs decreased 6.9%, or $2,529,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.7% in the prior period. As a percentage of revenues, operating expense was 25.5% in the current period as compared to 24.7% in the prior period. Rent expense increased 3.5%, or $7,448,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due primarily to the opening of new theatres. Preopening expense increased $719,000 during the twenty-six weeks ended October 2, 2008 due to the opening of new theatres and remodeling activity. During the twenty-six weeks ended October 2, 2008 we recognized $2,235,000 of theatre and other closure income primarily due to lease terminations negotiated on favorable terms for two theaters closed during the twenty-six weeks ended October 2, 2008. During the twenty-six weeks ended September 27, 2007, we recognized $16,466,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for three of our theatres that were closed during the twenty-six weeks ended September 27, 2007 or where the lease was terminated during this period.

        International theatrical exhibition costs and expenses increased 3.1%, or $2,220,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Film exhibition costs decreased 0.1%, or $36,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due primarily to the decrease in admissions revenues. Concession costs increased 1.8%, or $151,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007 due to the increase in concession revenues. As a percentage of concessions revenues, concession costs were 22.7% in the current and prior period. As a percentage of revenues, theatre operating expense was 25.2% in the current period compared to 23.8% in the prior period due primarily to increases in utilities expense. Rent expense decreased 0.2%, or $27,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

         Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $5,088,000 during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. Prior period costs are primarily comprised of professional and consulting expenses related to a proposed initial public offering of common stock that was withdrawn on June 19, 2007 and preacquisition expenses for casualty insurance losses related to the Merger with Loews.

         Management fees.    Management fees were unchanged during the twenty-six weeks ended October 2, 2008. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

         Other.    Other general and administrative expense decreased 8.5%, or $2,198,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. The decrease in other general and administrative expenses is primarily due to a decrease in postretirement expense of $6,399,000 related to an amendment to our Postretirement Plan which resulted in a curtailment gain of $5,969,000 during the twenty-six weeks ended October 2, 2008, partially offset by an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

         Depreciation and Amortization.    Depreciation and amortization decreased 7.4%, or $9,324,000, compared to the prior period due primarily to certain intangible assets becoming fully amortized and the closing of theatres.

         Disposition of Assets and Other Gains.    Disposition of assets and other gains were $355,000 in the current period compared to $1,698,000 in the prior period. The current and prior periods include $498,000 and $1,980,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The current and prior year also includes contingent legal expense related to the litigation recoveries of $25,000 and $457,000, respectively.

         Other Income.    Other income includes $9,904,000 and $7,382,000 of income related to the derecognition of gift card liabilities as to which we believe future redemption to be remote, during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the twenty-six weeks ended September 27, 2007. Other income includes $522,000 of income related to ineffectiveness of interest rate swaps during the twenty-six weeks ended October 2, 2008.

         Interest Expense.    Interest expense decreased 8.5%, or $7,688,000, primarily due to decreased interest rates on the Senior Secured Credit Facility.

         Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $9,706,000 in the current period compared to $27,425,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $9,876,000 and $7,649,000 for the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. Equity in earnings related to HGCSA was $18,743,000 during the twenty-six weeks ended September 27, 2007 and includes the gain related to the disposition of $18,751,000.

         Investment Income.    Investment income was $1,354,000 for the twenty-six weeks ended October 2, 2008 compared to $21,395,000 for the twenty-six weeks ended September 27, 2007. The twenty-six weeks ended September 27, 2007 includes a gain on the sale of our investment in Fandango of $15,977,000. Interest income decreased $3,977,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments.

         Income Tax Provision.    The provision for income taxes from continuing operations was $2,800,000 for the twenty-six weeks ended October 2, 2008 and $35,000,000 for the twenty-six weeks ended September 27, 2007 with the reduction due primarily to the decrease in earnings before income taxes. See Note 10- Income Taxes.

         Net Earnings.    Net earnings were $5,155,000 and $40,285,000 for the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGSCA of $18,751,000, a gain on the disposition of Fandango of $15,977,000, and theatre and other closure income of $16,446,000 which were recorded in the prior year.

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

Holding Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due 2012, (the "Fixed Notes due 2012") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $318,873,000 in the aggregate as of October 2, 2008. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $61,359,000 and $95,674,000 during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in operating cash flows during the twenty-six weeks ended October 2, 2008 is primarily due to the decrease in net earnings and the payment of interest expense on the 12% Senior Discount Notes due 2014. We had working capital deficits as of October 2, 2008 and April 3, 2008 of $(196,017,000) and $(225,476,000), respectively. Working capital includes $116,313,000 and $134,560,000 of deferred revenues as of October 2, 2008 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $122,808,000 on our credit facility to meet these obligations as of October 2, 2008.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the consolidated statements of cash flows, were $62,448,000 and $38,429,000, during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. As of October 2, 2008, we had construction in progress of $6,387,000.

We had one U.S. theatre with 12 screens under construction on October 2, 2008 that we expect to open in fiscal 2009 and 12 screens under construction for remodeling that will reopen in fiscal 2009. Cash outflows from investing activities include capital expenditures of $54,914,000 and $57,530,000 during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. We expect that our gross capital expenditures in fiscal 2009 will be approximately $125,000,000 to $130,000,000.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in May of 2007. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will receive a total of approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,977,000 was received during the twenty-six weeks ended September 27, 2007.

        On July 5, 2007 we disposed of our investment in HGSCA, a partnership that operated 17 theatres in South America, for sales proceeds of $28,682,000.

        We fund the costs of constructing new theatres using existing cash balances; cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. We may also decide to sell certain real estate assets that we currently own where the value of the real estate may be greater than the value generated by our theatre operations.

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the consolidated statement of cash flows, were $16,761,000 and $275,261,000 during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively.

        During the twenty-six weeks ended October 2, 2008 and September 27, 2007 we paid dividends of $2,255,000 and $270,588,000 to our stockholder AMC Entertainment Holdings, Inc. During the twenty-six weeks ended September 27, 2007 we paid $4,360,000 in deferred financing costs related to a consent solicitation from holders of our Discount Notes due 2014. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008 for certain information about our Senior Secured Credit Facility, the Cinemex Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014").

        Our Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of October 2, 2008, we had no borrowings under the revolving credit facility and $632,125,000 was outstanding under the term loan facility at an interest rate of 5.18%.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 13, 2007, we amended the Senior Secured Credit Facility to, among other things, lower the interest rates related to our term loan, reduce our unused commitment fee and amend the change of control definition so that an initial public offering and related transactions would not constitute a change of control. The current applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the current applicable margin for borrowings under the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMC Entertainment attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments there under at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        The indentures relating to our notes (Discount Notes due 2014, Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, the most restrictive limitation, we could borrow approximately $229,800,000 (assuming an interest rate of 15% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, certain of the indentures limit our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under AMCE's Senior Secured Credit Facility.

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

        As of October 2, 2008, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2014, the Fixed Notes due 2012 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next twelve months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes.

Investment in NCM

        We hold an investment in 18.5% of NCM accounted for following the equity method. The fair market value of the common membership units is approximately $193,539,000 as of October 2, 2008. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $305,267,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on October 2, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on our consolidated financial position and results of operations.

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We have not determined the effect that the application of FSP 142-3 will have on our consolidated financial position.

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

         Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. In addition, Grupo Cinemex is party to an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000). Under the terms of the agreement, we pay interest at a fixed rate of 9.89% and receive interest at a variable rate based on 1-month MXN TIIE. The interest rate swap is scheduled to mature in August 2009. Based upon a sensitivity analysis performed as of October 2, 2008, a decrease in the underlying interest rates of 100 basis points would increase the fair value of the interest rate swap liabilities by $1,301,000 and a 100 basis point increase in the underlying interest rates would decrease the fair value of the interest rate swap liabilities by $1,272,000.

         Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of October 2, 2008 and had $632,125,000 outstanding under the term loan facility on October 2, 2008, of which $200,000,000 is hedged at a fixed rate. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $2,197,000 during the twenty-six weeks ended October 2, 2008.

         Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $240,795,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016; Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012 and Discount Notes due 2014.

         Foreign currency exchange rates.    We currently operate theatres in Canada, Mexico, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $90,000 and $37,111,000 respectively, as of October 2, 2008.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008.

Capital and Credit Market Crisis

        Although we do not currently need debt financing, in the event we were to require debt financing in the future, the severe dislocations and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions or materially expand our business in the future. Additionally, a prolonged economic downturn or recession could materially impact our operations to the extent it results in reduced demand for moviegoing. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations and financial condition.

        We believe that the oversight of the investments held under our frozen defined benefit pension plans is rigorous and that the investment strategies are prudent. The market value of the investments within the frozen pension plan trusts declined by approximately 16% during the nine months ended September 30, 2008. The benefit plan assets and obligations of our frozen plans are remeasured annually and reductions in plan assets from investment losses will result in an increase to the plans' unfunded status and a decrease in stockholder's equity upon actuarial revaluation of the plan for the upcoming year. Changes in the value of our frozen plan assets (during calendar year 2008) will not have an impact on the income statement for fiscal 2009; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

We depend on motion picture production and performances.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the successes of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

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

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
2.2	Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
2.3	Agreement and Plan of Merger, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., and Marquee Merger Sub Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 13, 2007)
3.1	Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2007)
3.2	Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed on June 13, 2007)
*10.1	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers.
10.2	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQUEE HOLDINGS INC.
Date: November 17, 2008	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: November 17, 2008	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MARQUEE HOLDINGS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MARQUEE HOLDINGS INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS October 2, 2008 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES