Form 10-Q
period 2009-01-01
Marquee Holdings Inc.
filed 2009-02-13
CIK 1303276

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-33344

MARQUEE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0642885 (IRS Employer Identification No.)
920 Main Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of January 1, 2009
Common Stock, 1¢ par value	1

 MARQUEE HOLDINGS INC. AND SUBSIDIARY
INDEX

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(unaudited)		(unaudited)
Revenues
Admissions	$376,917	$360,617	$1,198,365	$1,207,949
Concessions	148,757	141,490	478,507	488,536
Other revenue	13,261	18,667	44,292	55,113

Total revenues	538,935	520,774	1,721,164	1,751,598

Costs and Expenses
Film exhibition costs	193,098	184,136	635,400	636,922
Concession costs	16,000	14,874	51,017	52,254
Operating expense	144,671	145,776	446,562	451,323
Rent	111,724	109,376	336,873	327,220
General and administrative:
Merger, acquisition and transaction costs	306	813	558	6,153
Management fee	1,250	1,250	3,750	3,750
Other	10,877	9,194	28,181	29,485
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure expense (income)	269	1,064	(2,064)	(15,382)
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Disposition of assets and other gains	219	85	(136)	(1,613)

Total costs and expenses	603,906	523,414	1,729,749	1,661,116

Other expense (income)
Other	(1,889)	(2,094)	(11,793)	(11,119)
Interest expense
Corporate borrowings	37,003	39,466	110,646	119,697
Capital and financing lease obligations	1,497	1,870	4,492	4,844
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(927)	(1,667)	(1,510)	(22,298)

Total other expense	29,651	30,068	86,096	56,192

Earnings (loss) from continuing operations before income taxes	(94,622)	(32,708)	(94,681)	34,290
Income tax provision (benefit)	3,032	(25,571)	3,600	7,320

Earnings (loss) from continuing operations	(97,654)	(7,137)	(98,281)	26,970
Earnings (loss) from discontinued operations, net of income taxes	3,135	(2,356)	8,917	3,822

Net earnings (loss)	$(94,519)	$(9,493)	$(89,364)	$30,792

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2009	April 3, 2008
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$406,599	$108,717
Receivables, net of allowance for doubtful accounts of $1,328 as of January 1, 2009 and $1,597 as of April 3, 2008	63,674	47,130
Other current assets	65,967	73,761
Current assets held for sale	2,053	—

Total current assets	538,293	229,608
Property, net	988,407	1,250,406
Intangible assets, net	167,112	206,674
Goodwill	1,868,246	2,070,858
Other long-term assets	103,970	119,161
Noncurrent assets held for sale	—	2,300

Total assets	$3,666,028	$3,879,007

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$178,228	$177,354
Accrued expenses and other liabilities	139,552	122,417
Deferred revenues and income	140,961	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	9,828	20,753

Total current liabilities	468,569	455,084
Corporate borrowings	1,738,820	1,839,329
Capital and financing lease obligations	58,142	66,368
Deferred revenues—for exhibitor services agreement	248,443	250,312
Other long-term liabilities	298,483	350,498

Total liabilities	$2,812,457	$2,961,591

Stockholder's equity:
Common Stock, 1 share issued as of January 1, 2009 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,047,498	1,047,430
Accumulated other comprehensive earnings (loss)	21,865	(3,668)
Accumulated deficit	(215,792)	(126,346)

Total stockholder's equity	853,571	917,416

Total liabilities and stockholder's equity	$3,666,028	$3,879,007

See Notes to Consolidated Financial Statements.

 MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(89,364)	$30,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172,590	187,762
Amortization of discount on corporate borrowings	—	10,492
Non-cash portion of stock-based compensation	2,323	955
Non-cash portion of pension and postretirement expense (income)	(6,189)	1,243
Impairment of long-lived assets	73,547	—
Deferred income taxes	(84)	3,809
Disposition of assets and other gains	(2,265)	(16,152)
Gain on disposition of Cinemex	(14,361)	—
Equity in loss (earnings) from partnerships, net of dividends	6,424	(18,705)
Change in assets and liabilities net of effects from acquisitions:
Receivables	(21,945)	(16,980)
Other assets	2,029	(2,543)
Accounts payable	40,261	31,582
Accrued expenses and other liabilities	34,410	17,661
Other, net	(7,208)	(2,604)

Net cash provided by operating activities	190,168	227,312

Cash flows from investing activities:
Capital expenditures	(78,390)	(99,395)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	1,452	(3,420)
Partnership investments, net	(2,257)	(4,248)
Proceeds from disposition of Fandango	2,383	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(4,342)	(7,481)
Proceeds from disposal of Cinemex	224,686	—
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(13,216)	(10,162)
Other, net	2,746	(817)

Net cash provided by (used in) investing activities	133,062	(80,564)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	16,872
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(2,690)	(5,212)
Principal payments under Term Loan B	(4,875)	(4,875)
Change in construction payables	(12,275)	3,643
Dividends paid to Parent	(2,255)	(270,588)
Deferred financing costs	—	(4,180)

Net cash used in financing activities	(22,095)	(276,440)
Effect of exchange rate changes on cash and equivalents	(3,253)	(1,450)

Net increase (decrease) in cash and equivalents	297,882	(131,142)
Cash and equivalents at beginning of period	108,717	319,533

Cash and equivalents at end of period	$406,599	$188,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $416 and $1,018)	$84,997	$82,729
Income taxes paid	14,181	15,375
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,600

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

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

        AMCE, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries' AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with Holdings and AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada") and in China (Hong Kong), France and the United Kingdom. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's international theatrical exhibition business is conducted primarily through AMCEI.

        Holdings has no ability to service interest or principal on its Discount Notes due 2014, other than through any dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing AMCE's Fixed Notes due 2012, and its Existing Subordinated Notes and its amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2008. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended January 1, 2009 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 2009.

        The April 3, 2008 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current period presentation.

        Impairments.    The Company reviews long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of its annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. The Company performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2009.

        There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of the Company's theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates. During the thirteen and thirty-nine weeks ended January 1, 2009 the Company recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software, and assets held for sale. The Company recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. The Company recognized an impairment loss on abandonment of internal use software recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of its assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in an impairment charge of $786,000.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Additionally, the Company recognized an impairment loss of $2,742,000 recorded in equity in earnings of non-consolidated entities related to an equity method investment in one U.S. Motion picture theatre where the estimated fair value based on discounted cash flows was less than the carrying value and recognized an impairment loss of $1,512,000 recorded in investment income related to unrealized losses previously recorded in accumulated other comprehensive income on marketable equity securities related to one of its deferred compensation plans where the Company determined the decline in fair value below historical cost to be other than temporary.

        Goodwill and Other Intangible Assets.    The Company's recorded goodwill was $1,846,246,000 and $2,070,858,000 as of January 1, 2009 and April 3, 2008, respectively and unamortized trademark intangible assets were $74,000,000 as of January 1, 2009 and $81,194,000 as of April 3, 2008. The Company evaluates goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in the Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating its recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value based on a contemporaneous valuation using discounted cash flows and reflecting market conditions which it believes is an appropriate method to determine fair value. There is considerable management judgment with respect to the cash flow estimates and appropriate discount factors and market multiples used in determining fair value.

        The Company performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis and declines in equity values for its publicly traded peer group competitors. While the fair value of the Company's Theatrical Exhibition operations either approximates or exceeds the carrying value at the present time and management does not believe that impairment is probable, the performance of the Company's Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. For example, a 100 basis point increase in the Company's weighted average cost of capital would reduce the estimated fair value of its reporting unit by approximately $150,000,000 and a 100 basis point decrease in the Company's weighted average cost of capital would increase the estimated fair value of its reporting unit by $150,000,000. In the future, if the carrying value of the Company's reporting unit exceeds the estimated fair value, the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of its Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs related to the disposition are estimated to be $4,041,000. Additionally, the Company estimates that it will receive an additional $12,647,000 in the form of tax payments and refunds in later periods. The Company has recorded a gain on disposition before income taxes of $14,361,000 related to the disposition that is included as discontinued operations. The Stock Purchase Agreement also provides for post-closing adjustments for working capital and other variable components of the final purchase price which had not been determined as of February 13, 2009 but are not expected to be material.

        The Company acquired Cinemex in January 2006 as part of a larger acquisition of Loews Cineplex Entertainment Corporation. The Company does not operate any other theatres in Mexico and has divested of the majority of its other investments in international theatres in Japan, Hong Kong, Spain, Portugal, Sweden, Argentina, Brazil, Chile, and Uruguay over the past several years as part of its overall business strategy.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. The Company will not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Cinemex theatres were previously reported in the Company's International Theatrical Exhibition operating segment. Components of amounts reflected as earnings (loss) from discontinued operations in the Company's consolidated Statements of Operations are presented in the following table:

        Statements of operations data:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(unaudited)		(unaudited)
Revenues
Admissions	$14,927	$17,789	$62,009	$65,704
Concessions	10,720	12,086	44,744	45,470
Other revenue	6,551	8,331	21,755	20,104

Total revenues	32,198	38,206	128,508	131,278

Costs and Expenses
Film exhibition costs	6,402	7,432	27,338	28,271
Concession costs	2,380	2,680	10,158	10,473
Operating expense	9,368	11,345	32,699	31,939
Rent	4,373	3,471	14,934	13,916
General and administrative:
Merger, acquisition and transaction costs	—	—	—	—
Management fee	—	—	—	—
Other	2,584	2,659	8,880	8,166
Depreciation and amortization	6,012	8,183	21,070	21,804
Gain on disposition of Cinemex	(14,361)	—	(14,361)	—

Total costs and expenses	16,758	35,770	100,718	114,569

Other expense (income)	938	—	416	—
Interest expense
Corporate borrowings	2,079	2,340	7,299	8,773
Capital and financing lease obligations	173	155	582	472
Investment income	(353)	(474)	(1,124)	(1,238)

Total other expense	2,837	2,021	7,173	8,007

Earnings before income taxes	12,603	415	20,617	8,702
Income tax provision	9,468	2,771	11,700	4,880

Net earnings (loss)	$3,135	$(2,356)	$8,917	$3,822

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Net earnings (loss)	$(94,519)	$(9,493)	$(89,364)	$30,792
Foreign currency translation adjustment	26,630	455	23,666	(7,836)
Pension and other benefit adjustments	442	(220)	263	(785)
Change in fair value of cash flow hedges	(2,575)	(2,281)	(1,910)	(2,060)
Losses (gains) on interest rate swaps reclassified to interest expense: corporate borrowings	824	(99)	3,233	738
Decrease (increase) in unrealized loss on marketable securities	965	(62)	281	232

Total comprehensive earnings (loss)	$(68,233)	$(11,700)	$(63,831)	$21,081

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,868,246	$202,612	$2,070,858
Currency translation adjustment	—	(45,977)	(45,977)
Disposition of Cinemex	—	(156,635)	(156,635)

Balance as of January 1, 2009	$1,868,246	$—	$1,868,246

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Activity of other intangible assets is presented below.

		January 1, 2009		April 3, 2008
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$104,646	$(33,904)	$115,419	$(33,233)
Loyalty program	3 years	46,000	(33,672)	46,000	(29,946)
LCE trade name	3 years	2,300	(1,345)	2,300	(1,000)
LCE/Cinemex advertising and management contracts	1 to 23 years	35,400	(26,823)	52,147	(27,610)
Other intangible assets	1 to 14 years	13,654	(13,144)	19,088	(17,685)

Total, amortizable		$202,000	$(108,888)	$234,954	$(109,474)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		—		7,194

Total, unamortized		$74,000		$81,194

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Recorded amortization	$5,396	$6,354	$16,735	$22,202

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of January 1, 2009 is projected below:

(In thousands)	2009	2010	2011	2012	2013
Projected amortization expense	$19,439	$13,934	$11,980	$10,857	$10,148

NOTE 5—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of January 1, 2009 which is owned by Parent.

        On October 2, 2008, Holdings used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $2,255,000. Parent used the available funds to repurchase treasury stock and pay corporate overhead expenses incurred in the ordinary course of business.

  Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

has granted options on 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended March 30, 2006 and March 31, 2005, respectively. As of January 1, 2009, there was $3,012,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 1 year.

        As the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term. The options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Company has recorded $774,000 and $(65,000) of stock-based compensation expense related to these options within general and administrative: other during the thirteen weeks ended January 1, 2009, and December 27, 2007, respectively. The Company has recorded $2,323,000 and $955,000 of stock-based compensation expense related to these options within general and administrative: other during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. Holdings' financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $2,323,000 during fiscal 2009. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123 (R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments.

        The Company's Chairman of the Board, President and Chief Executive Officer, Peter C. Brown had an amended and restated employment agreement that generally provided additional benefits in lieu of a shorter term. This amended and restated agreement has reverted to his prior agreement, as an initial public offering of Parent did not occur on or before December 31, 2008.

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of January 1, 2009, include an 18.5% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        Operating Results(1):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Revenues	$119,352	$100,468	$333,475	$313,983
Operating costs and expenses	93,096	64,896	233,280	205,226

Net earnings (loss)	$26,256	$35,572	$100,195	$108,757

The Company's recorded equity in (earnings) loss	$(6,033)	$(7,507)	$(15,739)	$(34,932)
(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in (earnings) or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM on common membership units does not include undistributed equity in earnings for the Company's original common membership units owned immediately following the IPO of NCM, Inc. (Tranche 1 Investment). The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units (Tranche 1 Investment) until NCM's future net earnings equal the amount of the excess distribution.

        As of January 1, 2009, the Company owns 18,414,743 units or an 18.5% interest in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $186,725,000, based on a price for shares of National CineMedia, Inc. on January 1, 2009 of $10.14 per share.

        As of January 1, 2009 and April 3, 2008, the Company has recorded $1,729,000 and $1,255,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of January 1, 2009 and April 3, 2008, the Company had recorded $2,431,000 and $6,177,000 respectively, of amounts due to NCM related to the ESA and the Loew's Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $4,450,000 and $3,237,000 during the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively and $14,475,000 and $10,822,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007 respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $3,822,000 and $3,496,000 during the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively and $12,331,000 and $12,069,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007 respectively.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total proceeds of approximately $20,360,000, of which $17,977,000 was received in May and September 2007 and $2,383,000 was received in November 2008. The Company recorded a gain on the sale recorded in investment income of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007, the Company disposed of its investment in Hoyts General Cinema South America ("HGCSA") for total proceeds of approximately $28,682,000 and recorded a gain on the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

sale included in equity earnings of non-consolidated entities of approximately $18,751,000 during the thirteen weeks ended September 27, 2007.

        Included in equity in earnings of non-consolidated entity for the thirteen and thirty-nine weeks ended January 1, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirty-nine weeks ended January 1, 2009:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	3,796	(3,796)	—
Receipt of excess cash distribution	(770)	—	—	15,092	(14,322)	—
Payment on Loews Screen Integration Agreement	—	—	4,343	(4,343)	—	—
Increase Loews Screen Integration Liability	—	—	(51)	—	51	—
Change in interest loss(4)	(83)	—	—	—	83	—
Amortization of deferred revenue	—	1,869	—	—	—	(1,869)
Equity in earnings	973	—	—	—	(973)	—

Ending balance January 1, 2009	$21,718	$(248,443)	$(357)	$14,545	$(18,957)	$(1,869)

(1)
Represents AMC's investment in 939,853 common membership units received under the 2007 Common Unit Adjustment Agreement (Tranche 2 Investment) originally valued at March 27, 2008. AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM.

(3)
Represents the estimated payable due to NCM under the Loews Screen Integration Agreement.

(4)
AMC's ownership share decreased from 19.1% to 18.5% effective May 29, 2008 due to NCM's issuance of 2,913,754 common membership units to another founding member for an acquisition by it.

NOTE 7—DERIVATIVE INSTRUMENTS

        The Company enters into interest rate swap agreements with major banks and institutional lenders as part of its interest rate risk management strategy. The objective for holding these derivative instruments is to reduce the exposure to variability in cash flows relating to interest payments on

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS (Continued)

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

        In August 2005, Cinemex entered into an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In November 2007, the Company redesignated the interest rate swap prospectively in a new cash flow hedging relationship. In December 2008, the Company sold all of its interest in Cinemex, and correspondingly, terminated the interest rate swap agreement. The remaining unrealized gain of approximately $289,000 recorded in accumulated other comprehensive loss was reclassified against interest expense: corporate borrowings that is included as discontinued operations when the hedged transaction was terminated.

        The aggregate fair value of the interest rate swaps was a liability of approximately $2,627,000 as of January 1, 2009, which was recorded as a component of other long-term liabilities. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical exit cost the Company would have to pay to transfer the obligation to a market participant with similar credit risk. At January 1, 2009, the Company had a net unrealized loss of approximately $2,627,000 recorded in accumulated other comprehensive loss with offsetting entries to other long-term liabilities. All derivative losses recorded in accumulated other comprehensive loss are expected to be reclassified against interest expense: corporate borrowings during the next 12 months. During the third quarter of fiscal 2009 the Company recorded a loss of approximately $27,000 in other income resulting from hedge ineffectiveness for a total gain of $495,000 fiscal year-to-date, recorded in other income that is included as discontinued operations.

        The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157") as of the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at January 1, 2009 Using
	Total Carrying Value at January 1, 2009
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$63,226	$63,226	$—	$—
Deferred compensation plan assets(1)	3,612	3,612	—	—
Non-qualified defined benefit plan assets	93	93	—	—

Total assets at fair value	$66,931	$66,931	$—	$—

Liabilities:
Interest rate swap agreements	$2,627	$—	$2,627	$—

Total liabilities at fair value	$2,627	$—	$2,627	$—

(1)
The Company recognized an impairment loss of $1,512,000 recorded in investment income related to unrealized losses previously recorded in accumulated other comprehensive income on marketable equity securities related to one of its deferred compensations plans where the Company determined the decline in fair value below historical cost to be other than temporary.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The interest rate swap is measured at fair value using LIBOR and incorporates credit data that measures nonperformance risk. The interest rate swap agreement is classified within Level 2 of the valuation hierarchy.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of reserves for theatre and other closure is as follows (in thousands):

	Thirty-nine Weeks Ended January 1, 2009			Thirty-nine Weeks Ended December 27, 2007
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$10,844	$—	$10,844	$17,621	$1,274	$18,895
Theatre and other closure (income) expense(1)	(2,064)	—	(2,064)	(15,034)	(348)	(15,382)
Transfer of deferred rent and capital lease obligations(1)	2,824	—	2,824	6,474	—	6,474
Cash (payments) receipts(1)	(3,024)	—	(3,024)	718	(923)	(205)

Ending balance	$8,580	$—	$8,580	$9,779	$3	$9,782

(1)
During the thirty-nine weeks ended January 1, 2009, the Company recognized $(2,064,000) of theatre and other closure income due primarily to the write—off of deferred rent balances on two theatres that were closed on favorable terms.

  During the thirty-nine weeks ended December 27, 2007, the Company recognized $15,382,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at four of its theatres that were closed during the period. The Company received net cash payments of approximately $6,400,000 in connection with these four terminations. The majority of the theatre closure income was recorded during the thirteen weeks ended June 28, 2007.

  Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 10—ASSET HELD FOR SALE

        The Company has classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the first quarter of fiscal 2009 property located in the United States that is no longer used and is valued at approximately $2,053,000, has been identified and reclassified to current assets held for sale. The property was sold in January 2009, for $2,053,000.

NOTE 11—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
Federal statutory rate	35.0%	35.0%
Fiscal 2007 change in APB 23 assertion	—	(18.1)
Change in FIN 48 reserve	—	(15.7)
Valuation allowance	(34.2)	4.0
State income taxes, net of federal tax benefit	(3.8)	11.3
Permanent items	(0.8)	2.9
Other, net	—	1.9

Effective tax rate	(3.8)%	21.3%

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

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to valuation allowance and state income taxes.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 began during 2007 and we expect to settle during fiscal 2009. The Company has been verbally notified that the IRS will begin an examination of the tax year ended March 29, 2007 during fiscal year 2010. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has NOL carryforwards for tax years ended October 31, 2000 through January 26, 2006 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOL's are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

        The Company has reviewed all of its historical tax positions as well as new positions adopted during fiscal 2009. The IRS is currently reviewing several tax periods and has begun review of certain issues for which the Company has a FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48") reserve. The net change in the FIN 48 reserve from April 3, 2008 to January 1, 2009 is a net decrease of approximately $5,900,000 related to statute expirations and current positions adopted. The net decrease does not impact the effective rate as the release of the FIN 48 reserve merely restores tax attributes, the tax effect of which is fully offset by a valuation allowance.

NOTE 12—EMPLOYEE BENEFIT PLANS

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

$82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to accumulated other comprehensive income.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, the Company recognized a curtailment gain of $5,969,000 recorded in general and administrative: other during the first quarter of fiscal 2009. The measurement date used to determine the postretirement curtailment was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Components of net periodic benefit cost:
Service cost	$98	$183	$59	$208
Interest cost	1,166	1,100	312	381
Expected return on plan assets	(1,274)	(1,151)	—	—
Amortization of gain	(404)	(215)	(23)	—
Amortization of transition obligation	8	10	—	—

Net periodic benefit cost (income)	$(406)	$(73)	$348	$589

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Components of net periodic benefit cost:
Service cost	$324	$379	$343	$624
Interest cost	3,365	3,300	799	1,143
Expected return on plan assets	(3,823)	(3,453)	—	—
Amortization of gain	(1,210)	(780)	(46)	—
Amortization of transition obligation	28	30	—	—
Curtailment gain	—	—	(5,969)	—

Net periodic benefit cost (income)	$(1,316)	$(524)	$(4,873)	$1,767

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company currently matches 100% of each eligible employee's elective contributions up to 5% of the employee's eligible compensation. Effective for fiscal year 2010, the Company will match 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation.

NOTE 13—OPERATING SEGMENT

        The Company reports information about operating segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131"). SFAS 131 requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. In the third quarter of fiscal 2009, the Company has identified one reportable segment for its theatrical exhibition operations. Previously, the Company had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in the second quarter of fiscal 2009, the Company consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to NCM resulting in the Other operating segment becoming de minimis. In the third quarter of fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

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

        As to line of sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line of sight violations will be approximately

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

$4,300,000 over a 4-5 year term. The Justice Department may seek review by a larger panel of judges on the Ninth Circuit Court of Appeals.

        AMCE estimates the range of the loss for liability fines to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $51,871,000, and through January 1, 2009 AMCE has incurred approximately $20,638,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision and the case is stayed pending this appeal. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company has received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of January 1, 2009, the Company has recorded a liability related to this matter in the amount of $4,795,000 and has made contributions of approximately $484,000. The final partial withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. The Company is currently evaluating the disclosure requirements of this pronouncement.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on October 2, 2008 and applied to financial assets and liabilities recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial position and results of operations.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Please refer to Note 8—Fair Value of Financial Instruments for additional information. Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. The Company is in the process of evaluating the impact related to the Company's nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

NOTE 16—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management. Reference is made to Note 20- Related Party Transactions in the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2008 for additional disclosures about its governance agreements with the Sponsors.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the "Senior Notes"). J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

        On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Holdings, was also an initial purchaser of these notes.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirty-nine weeks ended January 1, 2009, we opened five new theatres with 66 screens in the U.S., closed five theatres with 43 screens in the U.S, and closed 1 screen for remodeling at an existing theatre in the U.S. As of January 1, 2009, we owned, operated or had interests in 309 theatres and 4,628 screens, with 99% or 4,573 of our screens in the U.S. and Canada and 1%, or 55 of our screens in China (Hong Kong), France and the United Kingdom.

        Our principal direct and indirect owned subsidiaries are AMC Entertainment Inc. ("AMCE"), American Multi-Cinema, Inc. ("AMC"), and AMC Entertainment International, Inc. ("AMCEI"). We conduct our Theatrical Exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries.

        On May 2, 2008, our Board of Directors approved revisions to our Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, we recognized a curtailment gain during the thirteen weeks ended July 3, 2008 of $5,969,000. The measurement date used to determine the postretirement curtailment was July 3, 2008.

        In May 2007, we disposed of our investment in Fandango, accounted for using the cost method, for total proceeds of $20,360,000, of which $17,977,000 was received in May and September 2007 and $2,383,000 was received in November 2008 and have recorded a gain on the sale included in investment income of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007 we disposed of our investment in HGCSA, an entity that operated 17 theatres in South America, for total proceeds of approximately $28,682,000 and recorded a gain on the sale included in equity earnings of non-consolidated entities of approximately $18,751,000.

        On December 29, 2008, we sold all of our interests in Cinemex which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000 and costs related to the disposition were estimated to be $4,041,000. Additionally, we estimate that we will receive an additional $12,647,000 of the purchase price related to tax payments and refunds in later periods. We have recorded a gain on disposition before income taxes of $14,361,000.

        We acquired Cinemex in January 2006 as part of a larger acquisition of Loews Cineplex Entertainment Corporation. We do not operate any other theatres in Mexico and have divested of the majority of our other investments in international theatres in Japan, Hong Kong, Spain, Portugal, Sweden, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

        The operations and cash flows of the Cinemex theatres have been eliminated from our ongoing operations as a result of the disposal transaction. We will not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Cinemex theatres were previously reported in our International Theatrical Exhibition operating segment. As a result of the sale of Cinemex, we no longer report an International Theatrical Exhibition operating segment and for financial reporting purposes we have one operating segment.

        Our theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift cards and packaged tickets and arcade games located in theatre lobbies.

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

        During fiscal 2008, films licensed from our six largest distributors based on revenues accounted for approximately 85% of our admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2007, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to Motion Picture Association 2007 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. As of January 1, 2009, approximately 76% of our screens were located in megaplex theatres.

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

        We granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All options currently outstanding are equity classified.

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

        Our Chairman of the Board, President and Chief Executive Officer, Peter C. Brown had an amended and restated employment agreement that generally provided additional benefits in lieu of a shorter term. This amended and restated agreement has reverted to his prior agreement as an initial public offering of Parent did not occur on or before December 31, 2008.

Certain Critical Accounting Estimates Impacted by Capital and Credit Market Crisis

        Certain accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see the notes to our consolidated financial statements included in our Annual Report on Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Certain of our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill and recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense. Below, we discuss these areas further, as well as the estimates and judgments involved and how they may be impacted in the future.

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2009.

        There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of our theatre and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $73,547,000 during the third quarter of fiscal 2009. Historically we have recorded impairments of long-lived assets of $8,933,000, $10,686,000, and $11,974,000 during fiscal 2008, 2007, and 2006, respectively.

        Goodwill and Other Intangible Assets.    Our recorded goodwill was $1,868,246,000 and $2,070,858,000 as of January 1, 2009 and April 3, 2008, respectively and unamortized trademark intangible assets were $74,000,000 as of January 1, 2009 and $81,194,000 as of April 3, 2008. We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in our Theatrical Exhibition operating segment, which is also our reporting unit for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value based on a contemporaneous valuation reflecting market conditions which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to the cash flow estimates and appropriate discount factors and multiples used in determining fair value.

        We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis and declines in equity values for our publicly traded peer group competitors. While the fair value of our Theatrical Exhibition operations either approximates or exceeds the carrying value at the present time and management does not believe that impairment is probable, the performance of our Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. For example, a 100 basis point increase in our weighted average cost of capital would reduce the estimated fair value of our reporting unit by approximately $150,000,000 and a 100 basis point decrease in our weighted average cost of capital would increase the estimated fair value of our reporting unit by $150,000,000. In the future, if the carrying value of our reporting unit exceeds the estimated fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of our Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

        Pension and Postretirement Assumptions.    Pension and postretirement benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions at least annually. In addition, medical trend rates are an important assumption in projecting the medical claim levels for our postretirement benefit plan. The assumptions affecting our pension and postretirement obligations involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Reference is made to our Annual Report on Form 10-K Part II Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations for additional discussion about our pension and postretirement assumptions under the heading Critical Accounting Estimates.

        We believe that the oversight of the investments held under our frozen defined benefit pension plans is rigorous and that the investment strategies are prudent. The market value of the investments within the frozen pension plan trusts declined by approximately 32% during the twelve months ended December 31, 2008. The benefit plan assets and obligations of our frozen plans are remeasured annually and reductions in plan assets from investment losses will result in an increase to the plans' unfunded status and a decrease in stockholder's equity upon actuarial revaluation of the plan for the upcoming year. Changes in the value of our frozen plan assets (during calendar 2008) will not have an impact on the income statement for fiscal 2009; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	% Change	January 1, 2009	December 27, 2007	% Change
	(Dollars in thousands, except operating data)
Revenues
Theatrical exhibition
Admissions	$376,917	$360,617	4.5%	$1,198,365	$1,207,949	-0.8%
Concessions	148,757	141,490	5.1%	478,507	488,536	-2.1%
Other theatre	13,261	18,667	-29.0%	44,292	55,113	-19.6%

Total revenues	$538,935	$520,774	3.5%	$1,721,164	$1,751,598	-1.7%

Cost of Operations
Theatrical exhibition
Film exhibition costs	$193,098	$184,136	4.9%	$635,400	$636,922	-0.2%
Concession costs	16,000	14,874	7.6%	51,017	52,254	-2.4%
Operating expense	144,671	145,776	-0.8%	446,562	451,323	-1.1%
Rent	111,724	109,376	2.1%	336,873	327,220	3.0%
Preopening expense	1,481	2,705	-45.2%	4,541	5,046	-10.0%
Theatre and other closure (income) expense	269	1,064	-74.7%	(2,064)	(15,382)	-86.6%

	467,243	457,931	2.0%	1,472,329	1,457,383	1.0%

General and administrative expense:
Merger, acquisition and transaction costs	306	813	-62.4%	558	6,153	-90.9%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	10,877	9,194	18.3%	28,181	29,485	-4.4%
Depreciation and amortization	50,464	54,141	-6.8%	151,520	165,958	-8.7%
Impairment of long-lived assets	73,547	—	*	73,547	—	*
Disposition of assets and other losses	219	85	*	(136)	(1,613)	*

Total costs and expenses	$603,906	$523,414	15.4%	$1,729,749	$1,661,116	4.1%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Operating Data—Continuing Operations (at period end):
Screen additions(1)	23	54	83	112
Screen dispositions(2)	7	44	61	288
Average screens—continuing operations(3)	4,554	4,550	4,546	4,571
Number of screens operated			4,628	4,650
Number of theatres operated			309	315
Screens per theatre			15.0	14.8
Attendance—continuing operations(3) (in thousands)	46,608	45,545	149,457	156,333

(1)
Includes 17 screens temporarily closed for renovation and that reopened.

(2)
Includes 18 screens closed for renovation of which 17 have reopened.

(3)
Includes consolidated theatres only.

        A reconciliation of earnings (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Earnings (loss) from continuing operations before income taxes	$(94,622)	$(32,708)	$(94,681)	$34,290
Plus:
Interest expense	38,500	41,336	115,138	124,541
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure income	269	1,064	(2,064)	(15,382)
Disposition of assets and other (gains) losses	219	85	(136)	(1,613)
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(927)	(1,667)	(1,510)	(22,298)
Other income(1)	—	—	—	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	306	813	558	6,153
Management fee	1,250	1,250	3,750	3,750
Other(2)	10,877	9,194	28,181	29,485

Adjusted EBITDA	$75,331	$68,706	$263,105	$293,752

(1)
Other income is comprised of recoveries for property losses related to Hurricane Katrina for the thirty-nine weeks ended December 27, 2007.

(2)
Includes stock-based compensation expense (income) of $774,000 and $(65,000) for the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively, and $2,323,000 and $955,000 for the thirty-nine weeks ended January 1, 2009 and December 27, 2007.

Thirteen Weeks Ended January 1, 2009 and December 27, 2007

        Revenues.    Total revenues increased 3.5%, or $18,161,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 primarily due to a difference in reporting periods. The thirteen weeks ended January 1, 2009 included more days of the Christmas and New Year's Day holiday box office revenues compared to the thirteen weeks ended December 27, 2007. Admissions revenues increased 4.5%, or $16,300,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007, due to a 2.3% increase in attendance and a 2.1% increase in average ticket prices. Attendance increased due to the difference in reporting periods noted above. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of fiscal 2008) increased 2.7%, or $9,612,000 during the thirteen weeks ended January 1, 2009 from the comparable period last year due to the difference in reporting periods noted above. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres slightly underperformed the overall industry comparable theatres in the markets where we operate. We believe our underperformance is primarily due to a year-over-year change in product genre which was more favorable in the prior year period in which we outperformed the industry. Concessions revenues increased 5.1%, or $7,267,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in attendance and a 2.6% increase in average concessions per patron. Other theatre revenues decreased 29.0%, or $5,406,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007, primarily due to a decrease in income related to the derecognition of packaged ticket liabilities, as to which we believe future redemption to be remote and decreases in advertising revenues.

        Costs and expenses.    Total costs and expenses increased 15.4%, or $80,492,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007. Film exhibition costs increased 4.9%, or $8,962,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.2% in the current period and 51.1% in the prior year period. Concession costs increased 7.6%, or $1,126,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.5% in the prior period. As a percentage of revenues, operating expense was 26.8% in the current period as compared to 28.0% in the prior period. Rent expense increased 2.1%, or $2,348,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $1,224,000 during the thirteen weeks ended January 1, 2009 due to a decline in screen additions. During the thirteen weeks ended January 1, 2009, we recognized $269,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $507,000 during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007. Costs for the thirteen weeks ended December 27, 2007 are primarily comprised of expenses to a union-sponsored pension plan that occurred prior to the merger with Loews.

        Management fees.    Management fees were unchanged during the thirteen weeks ended January 1, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 18.3%, or $1,683,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to an expense of $2,839,000 related to our partial withdrawal liability for a union-sponsored pension plan partially offset by a decrease in incentive compensation expense related to declines in operating performance.

        Depreciation and Amortization.    Depreciation and amortization decreased 6.8%, or $3,677,000, compared to the prior period due primarily to certain intangible assets becoming fully amortized and the closing of theatres.

        Impairment of Long-Lived Assets.    During the thirteen weeks ended January 1, 2009 we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on internal use software recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use and adjusted the carrying value of our assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in impairment charges of $786,000.

        Disposition of Assets and Other Losses.    Disposition of assets and other losses were $219,000 in the current period compared to $85,000 in the prior period.

        Other Income.    Other income includes $1,889,000 and $2,094,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively.

        Interest Expense.    Interest expense decreased 6.9%, or $2,836,000 primarily due to decreased interest rates on the Senior Secured Credit Facility.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $6,033,000 in the current period compared to $7,507,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $9,081,000 and $7,637,000 for the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the thirteen weeks ended January 1, 2009.

        Investment Income.    Investment income was $927,000 for the thirteen weeks ended January 1, 2009 compared to $1,667,000 for the thirteen weeks ended December 27, 2007. The thirteen weeks ended January 1, 2009 includes a gain of $2,383,000 from the May 2008 sale of our investment in Fandango, which was the result of receiving the final distribution from the general claims escrow account. Interest income decreased $1,641,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments. During the thirteen weeks ended January 1, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision (Benefit).    The income tax provision from continuing operations was $3,032,000 for the thirteen weeks ended January 1, 2009 and the income tax benefit was $(25,571,000) for the thirteen weeks ended December 27, 2007.

        Earnings (loss) from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 2—Discontinued Operations for the components of the loss from discontinued operations.

        Net Loss    Net losses were $94,519,000 and $9,493,000 for the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively. The increase in net loss was primarily due to impairment charges of $73,547,000.

Thirty-nine Weeks Ended January 1, 2009 and December 27, 2007

        Revenues.    Total revenues decreased 1.7%, or $30,434,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. Admissions revenues decreased 0.8%, or $9,584,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007, due to a 4.4% decrease in attendance partially offset by a 3.8% increase in average ticket price. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) decreased 2.9%, or $33,690,000, during the thirty-nine weeks ended January 1, 2009 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres performed consistently with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues decreased 2.1%, or $10,029,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in attendance partially offset by a 2.6% increase in average concessions per patron. Other theatre revenues decreased 19.6%, or $10,821,000, during the thirty-nine weeks ended January 1, 2009 compared to thirty-nine weeks ended December 27, 2007, primarily due to a decrease in income related to the derecognition of packaged ticket liabilities, as to which we believe future redemptions to be remote, and decreases in advertising revenues.

        Costs and expenses.    Total costs and expenses increased 4.1%, or $68,633,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. Film exhibition costs decreased 0.2%, or $1,522,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in admissions revenues partially offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current period as compared with 52.7% in the prior period. Concession costs decreased 2.4%, or $1,237,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period and 10.7% in the prior period. As a percentage of revenues, operating expense was 25.9% in the current period as compared to 25.8% in the prior period. Rent expense increased 3.0%, or $9,653,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $505,000 during the thirty-nine weeks ended January 1, 2009 due to a decline in screen additions. During the thirty-nine weeks ended January 1, 2009 we recognized $2,064,000 of theatre and other closure income primarily due to lease terminations negotiated on favorable terms for two theaters closed during the thirty-nine weeks ended January 1, 2009. During the thirty-nine weeks ended December 27, 2007, we recognized $15,382,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for four of our theatres that were closed during the thirty-nine weeks ended December 27, 2007 or where the lease was terminated during this period.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $5,595,000 during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. Prior period costs are primarily comprised of preacquisition expenses for casualty insurance losses that occurred prior to the merger with Loews.

        Management fees.    Management fees were unchanged during the thirty-nine weeks ended January 1, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 4.4%, or $1,304,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. The decrease in other general and administrative expenses is primarily due to a decrease in postretirement expense of $6,640,000 related to an amendment to our Postretirement Plan which resulted in a curtailment gain of $5,969,000 during the thirty-nine weeks ended January 1, 2009, a decrease of $1,044,000 in incentive compensation expense related to declines in operating performance partially offset by an expense of $5,279,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 8.7%, or $14,438,000, compared to the prior period due primarily to certain intangible assets becoming fully amortized and the closing of theatres.

        Impairment of Long-Lived Assets.    During the thirty-nine weeks ended January 1, 2009 we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on abandonment of internal use software recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of our assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in impairment charges of $786,000.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $136,000 in the current period compared to $1,613,000 in the prior period. The current and prior periods include $498,000 and $1,980,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The current and prior year also includes contingent legal expense related to the litigation recoveries of $104,000 and $457,000, respectively.

        Other Income.    Other income includes $11,793,000 and $9,476,000 of income related to the derecognition of gift card liabilities as to which we believe future redemption to be remote, during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the thirty-nine weeks ended December 27, 2007.

        Interest Expense.    Interest expense decreased 7.6%, or $9,403,000, primarily due to decreased interest rates on the Senior Secured Credit Facility.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $15,739,000 in the current period compared to $34,932,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $18,957,000 and $15,286,000 for the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. Equity in earnings related to HGCSA was $18,743,000 during the thirty-nine weeks ended December 27, 2007 and includes the gain related to the disposition of $18,751,000. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the thirty-nine weeks ended January 1, 2009.

        Investment Income.    Investment income was $1,510,000 for the thirty-nine weeks ended January 1, 2009 compared to $22,298,000 for the thirty-nine weeks ended December 27, 2007. The thirty-nine weeks ended January 1, 2009 and December 27, 2007 include a gain on the sale of our investment in Fandango of $2,383,000 and $15,977,000, respectively. Interest income decreased $5,712,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments. During the thirty-nine weeks ended January 1, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision.    The provision for income taxes from continuing operations was $3,600,000 for the thirty-nine weeks ended January 1, 2009 and $7,320,000 for the thirty-nine weeks ended December 27, 2007 with the reduction due primarily to the decrease in earnings from continuing operations before income taxes. See Note 11- Income Taxes.

        Earnings from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 2- Discontinued Operations for the components of the earnings from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $(89,364,000) and $30,792,000 for the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. The decrease in net earnings was primarily due to impairment charges of $73,547,000 in the current year and the recognition of a gain on disposition of HGCSA of $18,751,000, a gain on the disposition of Fandango of $15,977,000 and theatre and other closure income of $15,382,000 which were recorded in the prior year.

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

Holding Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due 2012, (the "Fixed Notes due 2012") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $514,600,000 in the aggregate as of January 1, 2009. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $190,168,000 and $227,312,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. The decrease in operating cash flows during the thirty-nine weeks ended January 1, 2009 is primarily due to the decrease in net earnings which was partially offset by an increase in non-cash impairment charges. We had working capital surplus (deficit) as of January 1, 2009 and April 3, 2008 of $69,724,000 and $(225,476,000), respectively. Working capital includes $140,961,000 and $134,560,000 of deferred revenues as of January 1, 2009 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $185,831,000 on our Credit Facility to meet these obligations as of January 1, 2009.

Cash Flows provided by (used in) Investing Activities

        Cash flows provided by (used in) investing activities, as reflected in the consolidated statements of cash flows, were $133,062,000 and $(80,564,000), during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. As of January 1, 2009, we had construction in progress of $645,000. Cash outflows from investing activities include capital expenditures of $78,390,000 and $99,395,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. We expect that our gross capital expenditures in fiscal 2009 will be approximately $100,000,000 to $110,000,000.

        On December 29, 2008, we sold all of our interests in Cinemex, which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs paid related to the disposition were $3,738,000 and the cash balance for Cinemex as of the date of sale was $19,717,000, which was accounted for in the purchase price in the calculation of net funded indebtedness. Additionally, we estimate that we will receive an additional $12,647,000 of the purchase price related to tax payments and refunds in later periods. The Stock Purchase Agreement also provides for post-closing adjustments for working capital and other variable components of the purchase price which had not been determined as of February 13, 2009 but are not expected to be material.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in May of 2007. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we received a total of $20,360,000 in cash consideration in connection with the sale of our interest in Fandango of which $2,383,000 was received during the thirty-nine weeks ended January 1, 2009 and $17,977,000 was received during the thirty-nine weeks ended December 27, 2007.

        On July 5, 2007 we disposed of our investment in HGSCA, a joint venture that operated 17 theatres in South America, for sales proceeds of $28,682,000.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the consolidated statement of cash flows, were $22,095,000 and $276,440,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively.

        During the thirty-nine weeks ended January 1, 2009 and December 27, 2007 we paid dividends of $2,255,000 and $270,588,000 to our stockholder AMC Entertainment Holdings, Inc. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008 for certain information about our Senior Secured Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014").

        Our Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility maturing on January 16, 2013 and a $200,000,000 revolving credit facility maturing on January 16, 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. As of January 1, 2009, we had no borrowings under the revolving credit facility and $630,500,000 was outstanding under the term loan facility at an interest rate of 2.22%.

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

        The indentures relating to our notes (Discount Notes due 2014, Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, the most restrictive limitation, we could borrow approximately $909,900,0000 (assuming an interest rate of 12% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, certain of the indentures limit our ability to incur liens, which limit our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

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

        As of January 1, 2009, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, the Fixed Notes due 2012, and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next twelve months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes.

Investment in NCM

        We hold an investment in 18.5% of NCM accounted for following the equity method. The fair market value of the common membership units is approximately $186,725,000 as of January 1, 2009. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $298,453,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies that were summarized in a table in the Company's Form 10-K for the year ended April 3, 2008. The only material change in our commitments and contingencies since April 3, 2008 has been the result the sale of Cinemex.

        Presented below on a pro forma basis excluding obligations related to Cinemex are minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 3, 2008:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments (Pro forma)
2009	$9,037	$6,500	$139,666	$403,637	$56,274	$3,342	$618,456
2010	9,075	6,500	139,364	403,634	18,220	—	576,793
2011	9,225	6,500	139,063	394,743	—	—	549,531
2012	8,023	6,500	138,761	381,848	—	—	535,132
2013	6,656	859,375	120,275	369,982	—	—	1,356,288
Thereafter	75,335	865,795	163,023	2,664,318	—	—	3,768,471

Total	$117,351	$1,751,170	$840,152	$4,618,162	$74,494	$3,342	$7,404,671

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

  NEW ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for the us in fiscal 2010. We are currently evaluating the disclosure requirements of this pronouncement.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on October 2, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on our consolidated financial position and results of operation.

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 8—Fair Value of Financial Instruments for additional information. Due to the deferral, we have delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. We are in the process of evaluating the impact related to our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. Based upon a sensitivity analysis performed as of January 1, 2009, a decrease in the underlying interest rates of 100 basis points would increase the fair value of the interest rate swap liabilities by $556,000 and a 100 basis point increase in the underlying interest rates would decrease the fair value of the interest rate swap liabilities by $506,000.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of January 1, 2009 and had $630,500,000 outstanding under the term loan facility on January 1, 2009, of which $200,000,000 is hedged at a fixed rate. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,373,000 during the thirty-nine weeks ended January 1, 2009.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $250,000,000 of our Fixed Notes due 2012 and $240,795,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012, and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $875,000 and $1,906,000, respectively, as of January 1, 2009.

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

        On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line of sight violations will be approximately $4,300,000 over a 4-5 year term. The Justice Department may seek review by a larger panel of judges on the Ninth Circuit Court of Appeals.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On November 4, 2008, the Requisite Stockholder majority of AMC Entertainment Holdings, Inc. and the Board of Directors of AMC Entertainment Inc. unanimously approved the Sale of Cinemex and the related Stock Purchase Agreement.

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
10.1
Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-33344) filed January 5, 2009).
10.2
Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33344) filed on November 17, 2008).
10.3
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

MARQUEE HOLDINGS INC.
Date: February 13, 2009	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: February 13, 2009	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES