Form 10-Q/A
period 2008-07-03
Marquee Holdings Inc.
filed 2009-05-22
CIK 1303276

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

        Explanatory Note:    Marquee Holdings Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2008 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits to give effect to the restatement of the financial statements for the reason described below.

        On May 19, 2009, in connection with the preparation of the year-end financial statements, the Company determined that the previously approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan (effective on January 1, 2009 and announced on July 3, 2008) should have been accounted for as a negative plan amendment in accordance with SFAS 106 Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. As a result of the negative plan amendment, the negative prior service cost of $6 million commenced being amortized as of July 3, 2008 over the active participants' expected future service periods (approximately 11 years) to full eligibility. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended July 3, 2008, as of and for the thirteen and twenty-six weeks ended October 2, 2008 and as of and for the thirteen and thirty-nine weeks ended January 1, 2009 to reverse the previously recorded curtailment gain and record the resultant amortization.

        The impact of the correction of this error, increased G&A Other by approximately $6.0 million, decreased earnings before income taxes by $6.0 million and decreased net income by approximately $5.4 million for the thirteen weeks ended July 3, 2008. The impact on the balance sheet was to increase goodwill by $0.3 million, increase other current assets by $0.3 million, increase accumulated other comprehensive income (AOCI) by $6.0 million and increase stockholder's equity by approximately $0.6 million. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after August 13, 2008, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the changes in segments and discontinued operations reflected in the January 1, 2009 Form 10-Q/A. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the July 3, 2008 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original July 3, 2008 Form 10-Q. More current information is contained in the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended October 2, 2008 and January 1, 2009 and other filings with the Securities and Exchange Commission.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(restated)
	(unaudited)
Revenues
Admissions	$439,214	$416,874
Concessions	185,858	184,227
Other revenue	22,950	21,391

Total revenues	648,022	622,492

Costs and Expenses
Film exhibition costs	237,560	221,847
Concession costs	21,948	22,187
Operating expense	160,511	156,525
Rent	117,461	112,708
General and administrative:
Merger, acquisition and transaction costs	17	4,172
Management fee	1,250	1,250
Other	14,781	13,088
Preopening expense	1,875	2,085
Theatre and other closure income	(14)	(14,828)
Depreciation and amortization	58,017	63,689
Disposition of assets and other gains	19	—

Total costs and expenses	613,425	582,723

Other expense (income)
Other	(2,672)	(3,397)
Interest expense
Corporate borrowings	39,174	43,271
Capital and financing lease obligations	1,676	1,492
Equity in earnings of non-consolidated entities	(4,385)	(2,253)
Investment income	(721)	(19,286)

Total other expense	33,072	19,827

Earnings before income taxes	1,525	19,942
Income tax provision	100	4,000

Net earnings	$1,425	$15,942

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3, 2008	April 3, 2008
	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$176,753	$108,717
Receivables, net of allowance for doubtful accounts of $1,313 as of July 3, 2008 and $1,597 as of April 3, 2008	65,164	47,130
Other current assets	79,789	73,761
Current assets held for sale	2,300	—

Total current assets	324,006	229,608
Property, net	1,220,246	1,250,406
Intangible assets, net	201,628	206,674
Goodwill	2,077,568	2,070,858
Other long-term assets	121,024	119,161
Noncurrent assets held for sale	—	2,300

Total assets	$3,944,472	$3,879,007

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$205,483	$177,354
Accrued expenses and other liabilities	161,237	122,417
Deferred revenues and income	129,909	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	21,027	20,753

Total current liabilities	517,656	455,084
Corporate borrowings	1,840,911	1,839,329
Capital and financing lease obligations	65,699	66,368
Deferred revenues—for exhibitor services agreement	249,689	250,312
Other long-term liabilities	335,795	350,498

Total liabilities	$3,009,750	$2,961,591

Stockholder's equity:
Common Stock, 1 share issued as of July 3, 2008 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,048,194	1,047,430
Accumulated other comprehensive income (loss)	11,531	(3,668)
Accumulated deficit	(125,003)	(126,346)

Total stockholder's equity	934,722	917,416

Total liabilities and stockholder's equity	$3,944,472	$3,879,007

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(restated)
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$1,425	$15,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,017	63,689
Amortization of note discount	—	6,885
Non-cash portion of stock-based compensation	763	500
Non-cash portion of pension and postretirement expense	(52)	356
Equity in (earnings) losses from investments, net of distributions	221	(177)
Disposition of assets and other gains	—	(15,744)
Change in assets and liabilities:
Receivables	(9,328)	8,319
Other assets	(8,232)	(8,592)
Accounts payable	43,224	1,405
Accrued expenses and other liabilities	29,953	(1,929)
Other, net	711	2,084

Net cash provided by operating activities	116,702	72,738

Cash flows from investing activities:
Capital expenditures	(27,059)	(33,894)
Construction project costs reimbursable by landlord	(8,734)	(2,507)
Net change in reimbursable construction advances	2,231	(8,822)
Partnership investments	—	(3,885)
Proceeds from disposition of Fandango	—	17,744
LCE Screen Integration	(809)	—
Software licensing and development	(2,839)	(3,971)
Other, net	(546)	(513)

Net cash used in investing activities	(37,756)	(35,848)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	9,308
Repayment of Cinemex Credit Facility	—	(7,640)
Principal payments under mortgages and capital and financing lease obligations	(942)	(1,046)
Principal payments under Term Loan B	(1,625)	(1,625)
Change in construction payables	(8,743)	10,455
Dividends paid to Parent	—	(270,588)
Deferred financing costs	—	(4,360)

Net cash used in financing activities	(11,310)	(265,496)
Effect of exchange rate changes on cash and equivalents	400	(717)

Net increase (decrease) in cash and equivalents	68,036	(229,323)
Cash and equivalents at beginning of period	108,717	319,533

Cash and equivalents at end of period	$176,753	$90,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $321 and $386)	$12,563	$16,567
Income taxes paid	2,860	9,895
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$13,000

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2008

(Unaudited)

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENTS

        In connection with the preparation of its financial statements in May 2009 for the year ended April 2, 2009, the Company determined that the effect of the revisions to its post-retirement medical and life insurance plan (see Note 12) should have been accounted for as a negative plan amendment in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended July 3, 2008 to reverse the previously recorded curtailment gain of $6 million, and to commence amortizing as of July 3, 2008, the negative prior service cost of $6 million resulting from the negative plan amendment over the active participants' expected future service periods (approximately 11 years) to full eligibility. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen weeks ended July 3, 2008	Previously Reported	Adjustments	Restated
Financial Statement Line items
G&A—Other	$8,812	$5,969	$14,781
Earnings before income taxes	7,494	(5,969)	1,525
Income tax provision	700	(600)	100
Net income	6,794	(5,369)	1,425

As of July 3, 2008	Previously Reported	Adjustments	Restated
Financial Statement Line items
Goodwill(1)	$2,077,233	$335	$2,077,568
Other current assets	79,524	265	79,789
AOCI	5,562	5,969	11,531
Stockholder's Equity	934,122	600	934,722

    (1)
    Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2009 return.

        All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

NOTE 2—BASIS OF PRESENTATION

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned through AMC Entertainment Holdings, Inc. ("Parent") by J.P. Morgan Partners, LLC Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors. Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE")

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS, RESTATED

        The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(restated)
Net earnings	$1,425	$15,942
Foreign currency translation adjustment	7,256	(637)
Pension and other benefit adjustments	6,168	(283)
Change in fair value of cash flow hedges	755	281
Losses on interest rate swaps reclassified to interest expense corporate borrowings	1,245	418
Increase (decrease) in unrealized gain on marketable securities	(225)	197

Total comprehensive earnings	$16,624	$15,918

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,868,246	$202,612	$2,070,858
Currency translation adjustment	—	6,710	6,710

Balance as of July 3, 2008	$1,868,246	$209,322	$2,077,568

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

NOTE 5—STOCKHOLDER'S EQUITY, RESTATED

        Holdings has one share of Common Stock issued as of July 3, 2008 which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended March 30, 2006 and March 31, 2005, respectively. As of July 3, 2008, there was

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY, RESTATED (Continued)

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

NOTE 6—INVESTMENTS (Continued)

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

        The interest rate swaps have been designated as cash flow hedges and have qualified for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). The related mark-to-market gain or loss on qualifying hedges is deferred as a component of accumulated other comprehensive income (loss), to the extent the cash flow hedges are effective, and is reclassified into interest expense: corporate borrowings in the period during which the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS (Continued)

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

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157") as of the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 11—INCOME TAXES, RESTATED

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	restated
Federal statutory rate	35.0%	35.0%
Change in foreign tax reserve	(68.8)	—
Foreign rate differential	(106.0)	(1.4)
Valuation allowance	241.1	(25.4)
State income taxes, net of federal tax benefit	(121.1)	9.0
Permanent items	27.4	2.6
Other, net	(1.0)	0.2

Effective tax rate	6.6%	20.0%

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

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years February 28, 2002 through December 31, 2003 for the former Loews Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 11—INCOME TAXES, RESTATED (Continued)

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

NOTE 12—EMPLOYEE BENEFIT PLANS, RESTATED

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008, the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 decrease to fiscal 2009 opening accumulated deficit, as follows:

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Long-term assets	$121,016	$8	$121,024
Total assets	3,944,464	8	3,944,472
Other long-term liabilities	335,294	501	335,795
Total liabilities	3,009,249	501	3,009,750
Accumulated other comprehensive income	11,942	(411)	11,531
Accumulated deficit	(124,921)	(82)	(125,003)
Total stockholder's equity	935,215	(493)	934,722
Total liabilities and stockholder's equity	3,944,464	8	3,944,472

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, the Company recognized $5,969,000 of negative prior service cost in other comprehensive income during the thirteen weeks ended July 3, 2008. The negative prior service cost will be amortized over the active participants' future service to full eligibility at approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost is July 3, 2008.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended July 3, 2008 and June 28, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	July 3, 2008	June 28, 2007	July 3, 2008	June 28, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$113	$91	$226	$208
Interest cost	1,102	1,100	174	381
Expected return on plan assets	(1,274)	(1,151)	—	—
Amortization of gain	(403)	(283)	—	—
Amortization of transition obligation	10	10	—	—

Net periodic benefit cost (income)	$(452)	$(233)	$400	$589

        The Company expects to contribute $1,952,000 to the pension plans and $1,390,000 to the post-retirement deferred compensation plan during fiscal 2009.

NOTE 13—OPERATING SEGMENTS, RESTATED

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008

(Unaudited)

NOTE 13—OPERATING SEGMENTS, RESTATED (Continued)

        A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(restated)
Earnings before income taxes	$1,525	$19,942
Plus:
Interest expense	40,850	44,763
Depreciation and amortization	58,017	63,689
Preopening expense	1,875	2,085
Theatre and other closure income	(14)	(14,828)
Disposition of assets and other losses	19	—
Equity in earnings of non-consolidated entities	(4,385)	(2,253)
Investment income	(721)	(19,286)
Other income(1)	(469)	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	17	4,172
Management fee	1,250	1,250
Other(2)	14,781	13,088

Segment Adjusted EBITDA	$112,745	$111,376

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

July 3, 2008

(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

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

July 3, 2008

(Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

July 3, 2008

(Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

July 3, 2008

(Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

July 3, 2008

(Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

        On May 2, 2008, the Company's Board of Directors approved revisions to our Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, we recognized $5,969,000 of negative prior service cost in other comprehensive income. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost is July 3, 2008. See Note 1—Restatement of Financial Statements.

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
	restated(3)
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$413,511	$388,685	6.4%
Concessions	168,427	165,348	1.9%
Other theatre	15,033	16,540	-9.1%

	596,971	570,573	4.6%

International theatrical exhibition
Admissions	25,703	28,189	-8.8%
Concessions	17,431	18,879	-7.7%
Other theatre	7,917	4,851	63.2%

	51,051	51,919	-1.7%

Total revenues	$648,022	$622,492	4.1%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$226,069	$209,479	7.9%
Concession costs	18,132	17,725	2.3%
Theatre operating expense	147,095	144,228	2.0%
Rent	110,026	105,407	4.4%
Preopening expense	1,875	1,965	-4.6%
Theatre and other closure (income) expense	(26)	(14,838)	-99.8%

	503,171	463,966	8.4%

International theatrical exhibition
Film exhibition costs	11,491	12,368	-7.1%
Concession costs	3,816	4,462	-14.5%
Theatre operating expense	13,416	12,141	10.5%
Rent	7,435	7,301	1.8%
Preopening expense	—	120	-100.0%
Theatre closure	12	10	20.0%

	36,170	36,402	-0.6%

Other	—	156	-100.0%
General and administrative expense:
Merger, acquisition and transaction costs	17	4,172	-99.6%
Management Fee	1,250	1,250	—%
Other	14,781	13,088	12.9%
Depreciation and amortization	58,017	63,689	-8.9%
Disposition of assets and other losses	19	—	*

Total costs and expenses	$613,425	$582,723	5.3%

	Thirteen Weeks Ended July 3, 2008	Thirteen Weeks Ended June 28, 2007
Operating Data (at period end):
Screen additions	43	46
Screen dispositions(1)	20	60
Average screens—continuing operations(2)	5,028	5,075
Number of screens operated	5,117	5,300
Number of theatres operated	353	377
Screens per theatre	14.5	14.1
Attendance—continuing operations(2) (in thousands)	59,393	59,970

(1)
Includes 1 theatre with 6 screens temporarily closed for renovation at July 3, 2008.

(2)
Includes consolidated theatres only.

(3)
As discussed in Note 1 to our consolidated financial statements, we restated our financial statements.

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

        Costs and expenses.    Total costs and expenses increased 5.3%, or $30,702,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007.

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

        Other.    Other general and administrative expense increased 12.9%, or $1,693,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. The increase in other general and administrative expenses is primarily due to an increase of $903,000 in incentive compensation expense related to improvements in operating performance.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $100,000 for the thirteen weeks ended July 3, 2008 and $4,000,000 for the thirteen weeks ended June 28, 2007 with the reduction due primarily to the decrease in earnings before income taxes, foreign rate differential and a release of previously reserved foreign tax due to updated interpretation by authorities. See Note 11—Income Taxes.

        Net Earnings    Net earnings were $1,425,000 and $15,942,000 for the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively.

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

Holding Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due

2012, (the "Fixed Notes due 2012") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $285,091,000 in the aggregate as of July 3, 2008. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $116,702,000 and $72,738,000, during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively. The increase in operating cash flows during the thirteen weeks ended July 3, 2008 is primarily due to increases in accounts payable and accrued expenses and other liabilities related primarily to the timing of certain payments. We had working capital deficits as of July 3, 2008 and April 3, 2008 of $(193,650,000) and $(225,476,000), respectively. Working capital includes $129,909,000 and $134,560,000 of deferred revenues as of July 3, 2008 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $164,994,000 and $185,947,000 on our credit facility to meet these obligations for each of the periods ended July 3, 2008 and April 3, 2008, respectively.

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

        The indentures relating to our notes (Discount Notes due 2014, Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, the most restrictive limitation, we could borrow approximately $330,730,000 (assuming an interest rate of 11% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, certain of the indentures limit our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under AMCE's Senior Secured Credit Facility.

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

        The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have re-evaluated these disclosure controls and procedures as of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A and have determined that such disclosure controls and procedures were effective.

Management's Consideration of the Restatement

        In coming to the conclusion that our disclosure controls and procedures were effective as of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, management considered, among other things, the fact that it was restating previously issued financial statements for an error in applying SFAS 106 Employers' Accounting for Postretirement Benefits Other than Pensions ("FAS 106") to an amendment of its Post-Retirement Medical and Life Insurance Plan (the "Plan"). Management also considered the Company's internal controls over its financial reporting for Plan related assets, liabilities and related expenses. Such controls included but were not limited to: the use of competent Company personnel; the gathering of complete, accurate and relevant information for analysis; providing such information to external third party actuarial specialists who assisted management in the application of generally accepted accounting principles, including those contained in FAS 106; and, related management reviews. Based on the conclusion that the Company's internal controls associated with the above-noted accounts were designed and operated effectively so as to provide reasonable assurance over financial reporting, the Company's Chief Executive Officer and Chief Financial Officer concluded that no deficiency in internal control over financial reporting existed and therefore further concluded that as of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A the Company's disclosure controls and procedures were effective at a reasonable level of assurance.

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
3.1	Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2007)
3.2	Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed on June 13, 2007)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQUEE HOLDINGS INC.
Date: May 21, 2009	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer and President
Date: May 21, 2009	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer