Form 10-Q/A
period 2008-10-02
Marquee Holdings Inc.
filed 2009-05-22
CIK 1303276

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

        Explanatory Note: Marquee Holdings Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2008 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits to give effect to the restatement of the financial statements for the reason described below.

        On May 19, 2009, in connection with the preparation of the year-end financial statements, the Company determined that the previously approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan (effective on January 1, 2009 and announced on July 3, 2008) should have been accounted for as a negative plan amendment in accordance with SFAS 106 Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. As a result of the negative plan amendment, the net negative prior service cost of $6 million commenced being amortized as of July 3, 2008 over the active participants' expected future service periods (approximately 11 years) to full eligibility. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended July 3, 2008, as of and for the thirteen and twenty-six weeks ended October 2, 2008 and as of and for the thirteen and thirty-nine weeks ended January 1, 2009 to reverse the previously recorded curtailment gain and record the resultant amortization.

        The impact of the correction of this error, decreased G&A Other by approximately $0.1 million, increased earnings before income taxes by $0.1 million, increased the provision for income taxes by $0.6 million and increased net loss by approximately $0.5 million for the thirteen weeks ended October 2, 2008.

        The impact of the correction of this error, increased G&A Other by approximately $5.8 million, decreased earnings before income taxes by $5.8 million and decreased net income by approximately $5.8 million to a loss for the twenty-six weeks ended October 2, 2008. The impact on the balance sheet was to increase accumulated other comprehensive income (AOCI) by $5.8 million. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after November 7, 2008, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the changes in segments and discontinued operations reflected in the January 1, 2009 Form 10-Q/A. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the October 2, 2008 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original October 2, 2008 Form 10-Q. More current information is contained in the Company's Quarterly Reports on Form 10-Q/A for the quarterly period ended January 1, 2009 and other filings with the Securities and Exchange Commission.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$429,316	$478,373	$868,530	$895,247
Concessions	177,916	196,203	363,774	380,430
Other revenue	23,285	26,828	46,235	48,219

Total revenues	630,517	701,404	1,278,539	1,323,896

Costs and Expenses
Film exhibition costs	225,678	251,778	463,238	473,625
Concession costs	20,847	22,986	42,795	45,173
Operating expense	164,711	169,616	325,222	326,141
Rent	118,249	115,581	235,710	228,289
General and administrative:
Merger, acquisition and transaction costs	235	1,168	252	5,340
Management fee	1,250	1,250	2,500	2,500
Other	14,652	12,710	29,433	25,798
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Depreciation and amortization	58,097	61,749	116,114	125,438
Disposition of assets and other gains	(374)	(1,698)	(355)	(1,698)

Total costs and expenses	602,211	633,778	1,215,636	1,216,501

Other expense (income)
Other	(7,754)	(5,628)	(10,426)	(9,025)
Interest expense
Corporate borrowings	39,689	43,393	78,863	86,664
Capital and financing lease obligations	1,728	1,799	3,404	3,291
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(633)	(2,109)	(1,354)	(21,395)

Total other expense	27,709	12,283	60,781	32,110

Earnings before income taxes	597	55,343	2,122	75,285
Income tax provision	2,700	31,000	2,800	35,000

Net earnings (loss)	$(2,103)	$24,343	$(678)	$40,285

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 2, 2008	April 3, 2008
	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$89,895	$108,717
Receivables, net of allowance for doubtful accounts of $1,312 as of October 2, 2008 and $1,597 as of April 3, 2008	39,735	47,130
Other current assets	77,425	73,761
Current assets held for sale	2,300	—

Total current assets	209,355	229,608
Property, net	1,196,545	1,250,406
Intangible assets, net	194,763	206,674
Goodwill	2,065,459	2,070,858
Other long-term assets	119,828	119,161
Noncurrent assets held for sale	—	2,300

Total assets	$3,785,950	$3,879,007

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$131,492	$177,354
Accrued expenses and other liabilities	126,167	122,417
Deferred revenues and income	116,313	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	31,400	20,753

Total current liabilities	405,372	455,084
Corporate borrowings	1,823,246	1,839,329
Capital and financing lease obligations	63,738	66,368
Deferred revenues—for exhibitor services agreement	249,066	250,312
Other long-term liabilities	323,498	350,498

Total liabilities	$2,864,920	$2,961,591

Stockholder's equity:
Common Stock, 1 share issued as of October 2, 2008 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,046,724	1,047,430
Accumulated other comprehensive loss	1,412	(3,668)
Accumulated deficit	(127,106)	(126,346)

Total stockholder's equity	921,030	917,416

Total liabilities and stockholder's equity	$3,785,950	$3,879,007

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
	(restated)
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$(678)	$40,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,114	125,438
Amortization of discount on corporate borrowings	—	10,457
Non-cash portion of stock-based compensation	1,549	1,020
Non-cash portion of pension and postretirement expense	(298)	727
Deferred income taxes	361	23,882
Equity in (earnings) losses from investments, net of distributions	1,371	(19,172)
Disposition of assets and other gains	118	(16,152)
Change in assets and liabilities:
Receivables	4,692	16,509
Other assets	(6,434)	(2,910)
Accounts payable	(30,466)	(43,978)
Accrued expenses and other liabilities	(18,667)	(36,215)
Other, net	(6,303)	(4,217)

Net cash provided by operating activities	61,359	95,674

Cash flows from investing activities:
Capital expenditures	(54,914)	(57,530)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	2,073	(12,073)
Partnership investments	(1,550)	(4,060)
Proceeds from disposition of Fandango	—	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(3,990)	(3,657)
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(5,587)	(5,905)
Other, net	1,520	(163)

Net cash used in investing activities	(62,448)	(38,429)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	13,141
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(1,817)	(4,195)
Principal payments under Term Loan B	(3,250)	(3,250)
Change in construction payables	(9,439)	6,091
Dividends paid to Parent	(2,255)	(270,588)
Deferred financing costs	—	(4,360)

Net cash used in financing activities	(16,761)	(275,261)
Effect of exchange rate changes on cash and equivalents	(972)	(1,255)

Net decrease in cash and equivalents	(18,822)	(219,271)
Cash and equivalents at beginning of period	108,717	319,533

Cash and equivalents at end of period	$89,895	$100,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $387 and $696)	$80,367	$73,566
Income taxes paid	5,176	16,145
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$13,000

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2008

(Unaudited)

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENTS

        In connection with the preparation of its financial statements in May 2009 for the year ended April 2, 2009, the Company determined that the effect of the revisions to its post-retirement medical and life insurance plan (see Note 12) should have been accounted for as a negative plan amendment in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six weeks ended October 2, 2008 to reverse the previously recorded curtailment gain of $6 million, and to commence amortizing as of July 3, 2008, the net negative prior service cost of $6 million resulting from the negative plan amendment over the active participants' expected future service periods (approximately 11 years) to full eligibility. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

        Thirteen weeks ended October 2, 2008

Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A—Other	$14,788	$(136)	$14,652
Earnings before income taxes	461	136	597
Income tax provision(1)	2,100	600	2,700
Net loss	(1,639)	(464)	(2,103)

(1)
See Note 11—Income taxes for a discussion of the Company's determination of income taxes for interim periods.

        Twenty-six weeks ended October 2, 2008

Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A—Other	$23,600	$5,833	$29,433
Earnings before income taxes	7,955	(5,833)	2,122
Net income (loss)	5,155	(5,833)	(678)

        As of October 2, 2008

Financial Statement Line items	Previously Reported	Adjustments	Restated
AOCI	$(4,421)	$5,833	$1,412

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

October 2, 2008

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

        The April 3, 2008 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current period presentation.

NOTE 3—COMPREHENSIVE EARNINGS (LOSS), RESTATED

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
Net earnings (loss)	$(2,103)	$24,343	$(678)	$40,285
Foreign currency translation adjustment	(10,220)	(7,863)	(2,964)	(8,437)
Pension and other benefit adjustments	(514)	(282)	5,654	(565)
Change in fair value of cash flow hedges	(90)	149	665	367
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	1,164	419	2,409	837
Increase (decrease) in unrealized gain on marketable securities	(459)	97	(684)	294

Total comprehensive earnings (loss)	$(12,222)	$16,863	$4,402	$32,781

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,868,246	$202,612	$2,070,858
Currency translation adjustment	—	(5,399)	(5,399)

Balance as of October 2, 2008	$1,868,246	$197,213	$2,065,459

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

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

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

NOTE 6—INVESTMENTS (Continued)

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

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 11—INCOME TAXES, RESTATED

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
	(restated)
Federal statutory rate	35.0%	35.0%
Change in foreign tax reserve	(49.4)	—
Foreign rate differential	(42.9)	(1.1)
Valuation allowance	353.8	(0.9)
State income taxes, net of federal tax benefit	(208.7)	11.3
Permanent items	42.2	2.3
Other, net	2.0	(0.1)

Effective tax rate	132.0%	46.5%

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

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to state income taxes, foreign tax rate differential, valuation

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 11—INCOME TAXES, RESTATED (Continued)

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

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

implement the changes, the Company recognized $5,969,000 of negative prior service cost in other comprehensive income during the twenty six weeks ended October 2, 2008. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$113	$105	$58	$208
Interest cost	1,097	1,100	313	381
Expected return on plan assets	(1,275)	(1,151)	—	—
Amortization of gain	(403)	(282)	(159)	—
Amortization of transition obligation	10	10	—	—

Net periodic benefit cost (income)	$(458)	$(218)	$212	$589

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$226	$196	$284	$416
Interest cost	2,199	2,200	487	762
Expected return on plan assets	(2,549)	(2,302)	—	—
Amortization of gain	(806)	(565)	(159)	—
Amortization of transition obligation	20	20	—	—

Net periodic benefit cost (income)	$(910)	$(451)	$612	$1,178

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 13—OPERATING SEGMENTS, RESTATED

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Revenues
U.S. and Canada theatrical exhibition	$574,585	$649,747	$1,171,556	$1,220,320
International theatrical exhibition	55,932	51,657	106,983	103,576

Total revenues	$630,517	$701,404	$1,278,539	$1,323,896

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$91,190	$131,351	$189,042	$227,080
International theatrical exhibition	17,543	15,720	32,436	31,367

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

        A reconciliation of earnings before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
Earnings before income taxes	$597	$55,343	$2,122	$75,285
Plus:
Interest expense	41,417	45,192	82,267	89,955
Depreciation and amortization	58,097	61,749	116,114	125,438
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Disposition of assets and other (gains) losses	(374)	(1,698)	(355)	(1,698)
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(633)	(2,109)	(1,354)	(21,395)
Other income(1)	(53)	—	(522)	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	235	1,168	252	5,340
Management fee	1,250	1,250	2,500	2,500
Other(2)	14,652	12,710	29,433	25,798

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

(1)
Other income is comprised of gains from interest rate swap ineffectiveness for the thirteen and twenty-six weeks ended October 2, 2008 and recoveries for property losses related to Hurricane Katrina for the twenty-six weeks ended September 27, 2007.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 13—OPERATING SEGMENTS, RESTATED (Continued)

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

October 2, 2008

(Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

October 2, 2008

(Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 16—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 17—SUBSEQUENT EVENTS

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

        On May 2, 2008, the Company's Board of Directors approved revisions to our Postretirement Medical and Life Insurance Plan effective January 1, 2009 and on October 2, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, we recognized $5,969,000 of negative prior service cost in other comprehensive income during the twenty six weeks ended October 2, 2008. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost was July 3, 2008. See Note 1—Restatement of Financial Statements.

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

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	% Change	October 2, 2008	September 27, 2007	% Change
	restated(4)			restated(4)
		(Dollars in thousands, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$400,924	$451,862	-11.3%	$814,435	$840,547	-3.1%
Concessions	158,383	178,716	-11.4%	326,810	344,064	-5.0%
Other theatre	15,278	19,169	-20.3%	30,311	35,709	-15.1%

	574,585	649,747	-11.6%	1,171,556	1,220,320	-4.0%

International theatrical exhibition
Admissions	28,392	26,511	7.1%	54,095	54,700	-1.1%
Concessions	19,533	17,487	11.7%	36,964	36,366	1.6%
Other theatre	8,007	7,659	4.5%	15,924	12,510	27.3%

	55,932	51,657	8.3%	106,983	103,576	3.3%

Total revenues	$630,517	$701,404	-10.1%	$1,278,539	$1,323,896	-3.4%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$213,037	$239,978	-11.2%	$439,106	$449,457	-2.3%
Concession costs	16,254	19,190	-15.3%	34,386	36,915	-6.9%
Operating expense	151,207	157,087	-3.7%	298,302	301,471	-1.1%
Rent	110,598	107,769	2.6%	220,624	213,176	3.5%
Preopening expense	1,185	376	*	3,060	2,341	30.7%
Theatre and other closure (income) expense	(2,209)	(1,628)	35.7%	(2,235)	(16,466)	-86.4%

	490,072	522,772	-6.3%	993,243	986,894	0.6%

International theatrical exhibition
Film exhibition costs	12,641	11,800	7.1%	24,132	24,168	-0.1%
Concession costs	4,593	3,796	21.0%	8,409	8,258	1.8%
Operating expense	13,504	12,529	7.8%	26,920	24,670	9.1%
Rent	7,651	7,812	-2.1%	15,086	15,113	-0.2%
Preopening expense	—	(120)	-100.0%	—	—	—%
Theatre closure	(110)	10	*	(98)	20	*

	38,279	35,827	6.8%	74,449	72,229	3.1%

General and administrative expense:
Merger, acquisition and transaction costs	235	1,168	-79.9%	252	5,340	-95.3%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	14,652	12,710	15.3%	29,433	25,798	14.1%
Depreciation and amortization	58,097	61,749	-5.9%	116,114	125,438	-7.4%
Disposition of assets and other losses	(374)	(1,698)	-78.0%	(355)	(1,698)	-79.1%

Total costs and expenses	$602,211	$633,778	-5.0%	$1,215,636	$1,216,501	—%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Operating Data (at period end):
Screen additions(1)	22	12	65	58
Screen dispositions(2)	34	184	54	244
Average screens—continuing operations(3)	5,039	5,061	5,034	5,068
Number of screens operated			5,105	5,128
Number of theatres operated			353	358
Screens per theatre			14.5	14.3
Attendance—continuing operations(3) (in thousands)	58,218	66,754	117,611	126,724

(1)
Includes 1 theatre with 6 screens temporarily closed for renovation and that reopened.

(2)
Includes 1 theatre and 18 screens temporarily closed for renovation.

(3)
Includes consolidated theatres only.

(4)
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

        Costs and expenses.    Total costs and expenses decreased 5%, or $31,567,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007.

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

        Other.    Other general and administrative expense increased 15.3%, or $1,942,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due primarily to an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $2,700,000 for the thirteen weeks ended October 2, 2008 and $31,000,000 for the thirteen weeks ended September 27, 2007 with the reduction due primarily to the decrease in earnings before income taxes.

        Net Earnings (Loss).    Net earnings (loss) were $(2,103,000) and $24,343,000 for the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGCSA in the prior year of $18,751,000 and the decrease in attendance due to the change in reporting periods noted above.

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

        Costs and expenses.    Total costs and expenses decreased $865,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007.

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

        Other.    Other general and administrative expense increased 14.1%, or $3,635,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. The increase in other general and administrative expenses is primarily due an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $2,800,000 for the twenty-six weeks ended October 2, 2008 and $35,000,000 for the twenty-six weeks ended September 27, 2007 with the reduction due primarily to the decrease in earnings before income taxes. See Note 11—Income Taxes.

        Net Earnings (Loss).    Net earnings (loss) was ($678,000) and $40,285,000 for the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGSCA of $18,751,000, a gain on the disposition of Fandango of $15,977,000, and theatre and other closure income of $16,446,000 which were recorded in the prior year.

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

Holding Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due 2012, (the "Fixed Notes due 2012") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $313,040,000 in the aggregate as of October 2, 2008. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

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

        The indentures relating to our notes (Discount Notes due 2014, Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, the most restrictive limitation, we could borrow approximately $210,400,000 (assuming an interest rate of 15% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, certain of the indentures limit our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under AMCE's Senior Secured Credit Facility.

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

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
2.2	Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
2.3	Agreement and Plan of Merger, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., and Marquee Merger Sub Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 13, 2007)
3.1	Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2007)
3.2	Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed on June 13, 2007)
**10.1	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers.
10.2	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

**
Previously filed

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