Form 10-Q/A
period 2009-01-01
Marquee Holdings Inc.
filed 2009-05-22
CIK 1303276

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

        Explanatory Note:    Marquee Holdings Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2009 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits to give effect to the restatement of the financial statements for the reason described below.

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

        The impact of the correction of this error, decreased G&A Other by approximately $0.1 million, decreased loss from continuing operations before income taxes by $0.1 million and decreased net loss by approximately $0.1 million for the thirteen weeks ended January 1, 2009.

        The impact of the correction of this error, increased G&A Other by approximately $5.7 million, increased loss from continuing operations before income taxes by $5.7 million and increased net loss by approximately $5.7 million for the thirty-nine weeks ended January 1, 2009. The impact on the balance sheet was to increase accumulated other comprehensive income (AOCI) by $5.7 million. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after February 13, 2009, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the changes in segments and discontinued operations reflected in the January 1, 2009 Form 10-Q/A. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the January 1, 2009 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original January 1, 2009 Form 10-Q. More current information is contained in the Company's Quarterly Reports on Form 10-Q/A for the quarterly period ended January 1, 2009 and other filings with the Securities and Exchange Commission.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$376,917	$360,617	$1,198,365	$1,207,949
Concessions	148,757	141,490	478,507	488,536
Other revenue	13,261	18,667	44,292	55,113

Total revenues	538,935	520,774	1,721,164	1,751,598

Costs and Expenses
Film exhibition costs	193,098	184,136	635,400	636,922
Concession costs	16,000	14,874	51,017	52,254
Operating expense	144,671	145,776	446,562	451,323
Rent	111,724	109,376	336,873	327,220
General and administrative:
Merger, acquisition and transaction costs	306	813	558	6,153
Management fee	1,250	1,250	3,750	3,750
Other	10,741	9,194	33,878	29,485
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure expense (income)	269	1,064	(2,064)	(15,382)
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Disposition of assets and other gains	219	85	(136)	(1,613)

Total costs and expenses	603,770	523,414	1,735,446	1,661,116

Other expense (income)
Other	(1,889)	(2,094)	(11,793)	(11,119)
Interest expense
Corporate borrowings	37,003	39,466	110,646	119,697
Capital and financing lease obligations	1,497	1,870	4,492	4,844
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(927)	(1,667)	(1,510)	(22,298)

Total other expense	29,651	30,068	86,096	56,192

Earnings (loss) from continuing operations before income taxes	(94,486)	(32,708)	(100,378)	34,290
Income tax provision (benefit)	3,032	(25,571)	3,600	7,320

Earnings (loss) from continuing operations	(97,518)	(7,137)	(103,978)	26,970
Earnings (loss) from discontinued operations, net of income taxes	3,135	(2,356)	8,917	3,822

Net earnings (loss)	$(94,383)	$(9,493)	$(95,061)	$30,792

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2009	April 3, 2008
	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$406,599	$108,717
Receivables, net of allowance for doubtful accounts of $1,328 as of January 1, 2009 and $1,597 as of April 3, 2008	63,674	47,130
Other current assets	65,967	73,761
Current assets held for sale	2,053	—

Total current assets	538,293	229,608
Property, net	988,407	1,250,406
Intangible assets, net	167,112	206,674
Goodwill	1,868,246	2,070,858
Other long-term assets	103,970	119,161
Noncurrent assets held for sale	—	2,300

Total assets	$3,666,028	$3,879,007

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$178,228	$177,354
Accrued expenses and other liabilities	139,552	122,417
Deferred revenues and income	140,961	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	9,828	20,753

Total current liabilities	468,569	455,084
Corporate borrowings	1,738,820	1,839,329
Capital and financing lease obligations	58,142	66,368
Deferred revenues—for exhibitor services agreement	248,443	250,312
Other long-term liabilities	298,483	350,498

Total liabilities	$2,812,457	$2,961,591

Stockholder's equity:
Common Stock, 1 share issued as of January 1, 2009 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,047,498	1,047,430
Accumulated other comprehensive earnings (loss)	27,562	(3,668)
Accumulated deficit	(221,489)	(126,346)

Total stockholder's equity	853,571	917,416

Total liabilities and stockholder's equity	$3,666,028	$3,879,007

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
	(restated)
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(95,061)	$30,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172,590	187,762
Amortization of discount on corporate borrowings	—	10,492
Non-cash portion of stock-based compensation	2,323	955
Non-cash portion of pension and postretirement expense (income)	(492)	1,243
Impairment of long-lived assets	73,547	—
Deferred income taxes	(84)	3,809
Disposition of assets and other gains	(2,265)	(16,152)
Gain on disposition of Cinemex	(14,361)	—
Equity in loss (earnings) from partnerships, net of dividends	6,424	(18,705)
Change in assets and liabilities net of effects from acquisitions:
Receivables	(21,945)	(16,980)
Other assets	2,029	(2,543)
Accounts payable	40,261	31,582
Accrued expenses and other liabilities	34,410	17,661
Other, net	(7,208)	(2,604)

Net cash provided by operating activities	190,168	227,312

Cash flows from investing activities:
Capital expenditures	(78,390)	(99,395)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	1,452	(3,420)
Partnership investments, net	(2,257)	(4,248)
Proceeds from disposition of Fandango	2,383	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(4,342)	(7,481)
Proceeds from disposal of Cinemex	224,686	—
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(13,216)	(10,162)
Other, net	2,746	(817)

Net cash provided by (used in) investing activities	133,062	(80,564)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	16,872
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(2,690)	(5,212)
Principal payments under Term Loan B	(4,875)	(4,875)
Change in construction payables	(12,275)	3,643
Dividends paid to Parent	(2,255)	(270,588)
Deferred financing costs	—	(4,180)

Net cash used in financing activities	(22,095)	(276,440)
Effect of exchange rate changes on cash and equivalents	(3,253)	(1,450)

Net increase (decrease) in cash and equivalents	297,882	(131,142)
Cash and equivalents at beginning of period	108,717	319,533

Cash and equivalents at end of period	$406,599	$188,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $416 and $1,018)	$84,997	$82,729
Income taxes paid	14,181	15,375
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,600

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENTS

        In connection with the preparation of its financial statements in May 2009 for the year ended April 2, 2009, the Company determined that the effect of the revisions to its post-retirement medical and life insurance plan (see Note 13) should have been accounted for as a negative plan amendment in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. Accordingly, the Company has restated its financial statements as of and for the thirteen and thirty-nine weeks ended January 1, 2009 to reverse the previously recorded curtailment gain of $6 million, and to commence amortizing as of July 3, 2008, the net negative prior service cost of $6 million resulting from the negative plan amendment over the active participants' expected future service periods (approximately 11 years) to full eligibility. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen weeks ended January 1, 2009

Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A—Other	$10,877	($136)	$10,741
Loss from continuing operations before income taxes	(94,622)	136	(94,486)
Net loss	(94,519)	136	(94,383)

Thirty-nine weeks ended January 1, 2009

Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A—Other	$28,181	$5,697	$33,878
Loss from continuing operations before income taxes	(94,681)	(5,697)	(100,378)
Net loss	(89,364)	(5,697)	(95,061)

As of October 2, 2008

Financial Statement Line items	Previously Reported	Adjustments	Restated
AOCI	$21,865	$5,697	$27,562

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

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

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

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

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

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

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

NOTE 3—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs related to the disposition are estimated to be $4,041,000. Additionally, the Company estimates that it will receive an additional $12,647,000 in the form of tax payments and refunds in later periods. The Company has recorded a gain on disposition before income taxes of $14,361,000 related to the disposition that is included as discontinued operations. The Stock Purchase Agreement also provides for post-closing adjustments for working capital and other variable

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 4—COMPREHENSIVE EARNINGS (LOSS), RESTATED

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(restated)		(restated)
Net earnings (loss)	$(94,383)	$(9,493)	$(95,061)	$30,792
Foreign currency translation adjustment	26,630	455	23,666	(7,836)
Pension and other benefit adjustments	306	(220)	5,960	(785)
Change in fair value of cash flow hedges	(2,575)	(2,281)	(1,910)	(2,060)
Losses (gains) on interest rate swaps reclassified to interest expense: corporate borrowings	824	(99)	3,233	738
Decrease (increase) in unrealized loss on marketable securities	965	(62)	281	232

Total comprehensive earnings (loss)	$(68,233)	$(11,700)	$(63,831)	$21,081

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,868,246	$202,612	$2,070,858
Currency translation adjustment	—	(45,977)	(45,977)
Disposition of Cinemex	—	(156,635)	(156,635)

Balance as of January 1, 2009	$1,868,246	$—	$1,868,246

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

NOTE 6—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of January 1, 2009 which is owned by Parent.

        On October 2, 2008, Holdings used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $2,255,000. Parent used the available funds to repurchase treasury stock and pay corporate overhead expenses incurred in the ordinary course of business.

  Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 6—STOCKHOLDER'S EQUITY (Continued)

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

NOTE 7—INVESTMENTS (Continued)

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

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total proceeds of approximately $20,360,000, of which $17,977,000 was received in May and September 2007 and $2,383,000 was received in November 2008. The Company recorded a gain on the sale recorded in investment income of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007, the Company disposed of its investment in Hoyts General Cinema South America ("HGCSA") for total proceeds of approximately $28,682,000 and recorded a gain on the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 7—INVESTMENTS (Continued)

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

NOTE 8—DERIVATIVE INSTRUMENTS

        The Company enters into interest rate swap agreements with major banks and institutional lenders as part of its interest rate risk management strategy. The objective for holding these derivative instruments is to reduce the exposure to variability in cash flows relating to interest payments on

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 8—DERIVATIVE INSTRUMENTS (Continued)

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

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157") as of the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

January 1, 2009

(Unaudited)

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 10—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

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

NOTE 11—ASSET HELD FOR SALE

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

NOTE 12—INCOME TAXES, RESTATED

Effective income tax rate

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
	(restated)
Federal statutory rate	35.0%	35.0%
Fiscal 2007 change in APB 23 assertion	—	(18.1)
Change in FIN 48 reserve	—	(15.7)
Valuation allowance	(34.3)	4.0
State income taxes, net of federal tax benefit	(3.5)	11.3
Permanent items	(0.7)	2.9
Other, net	(0.1)	1.9

Effective tax rate	(3.6)%	21.3%

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

January 1, 2009

(Unaudited)

NOTE 12—INCOME TAXES, RESTATED (Continued)

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

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

$82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to accumulated other comprehensive income.

        On May 2, 2008 the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, the Company recognized $5,969,000 of negative prior service cost in other comprehensive income during the thirty-nine weeks ended January 1, 2009. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the net negative prior cost was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$98	$183	$59	$208
Interest cost	1,166	1,100	312	381
Expected return on plan assets	(1,274)	(1,151)	—	—
Amortization of gain	(404)	(215)	(159)	—
Amortization of transition obligation	8	10	—	—

Net periodic benefit cost (income)	$(406)	$(73)	$212	$589

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$324	$379	$343	$624
Interest cost	3,365	3,300	799	1,143
Expected return on plan assets	(3,823)	(3,453)	—	—
Amortization of gain	(1,210)	(780)	(318)	—
Amortization of transition obligation	28	30	—	—

Net periodic benefit cost (income)	$(1,316)	$(524)	$824	$1,767

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

NOTE 14—OPERATING SEGMENT

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

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

January 1, 2009

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

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

        In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"), which expands the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Please refer to Note 9—Fair Value of Financial Instruments for additional information. Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. The Company is in the process of evaluating the impact related to the Company's nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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

January 1, 2009

(Unaudited)

NOTE 17—RELATED PARTY TRANSACTIONS (Continued)

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

        On May 2, 2008, our Board of Directors approved revisions to our Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, we recognized $5,969,000 of negative prior service cost in other comprehensive income during the thirty-nine weeks ended January 1, 2009. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the net negative prior service cost was July 3, 2008. See Note 1—Restatement of Financial Statements.

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

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	% Change	January 1, 2009	December 27, 2007	% Change
	(restated)(4)			(restated)(4)
	(Dollars in thousands, except operating data)
Revenues
Theatrical exhibition
Admissions	$376,917	$360,617	4.5%	$1,198,365	$1,207,949	-0.8%
Concessions	148,757	141,490	5.1%	478,507	488,536	-2.1%
Other theatre	13,261	18,667	-29.0%	44,292	55,113	-19.6%

Total revenues	$538,935	$520,774	3.5%	$1,721,164	$1,751,598	-1.7%

Cost of Operations
Theatrical exhibition
Film exhibition costs	$193,098	$184,136	4.9%	$635,400	$636,922	-0.2%
Concession costs	16,000	14,874	7.6%	51,017	52,254	-2.4%
Operating expense	144,671	145,776	-0.8%	446,562	451,323	-1.1%
Rent	111,724	109,376	2.1%	336,873	327,220	3.0%
Preopening expense	1,481	2,705	-45.2%	4,541	5,046	-10.0%
Theatre and other closure (income) expense	269	1,064	-74.7%	(2,064)	(15,382)	-86.6%

	467,243	457,931	2.0%	1,472,329	1,457,383	1.0%

General and administrative expense:
Merger, acquisition and transaction costs	306	813	-62.4%	558	6,153	-90.9%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	10,741	9,194	16.8%	33,878	29,485	14.9%
Depreciation and amortization	50,464	54,141	-6.8%	151,520	165,958	-8.7%
Impairment of long-lived assets	73,547	—	*	73,547	—	*
Disposition of assets and other losses	219	85	*	(136)	(1,613)	*

Total costs and expenses	$603,770	$523,414	15.4%	$1,735,446	$1,661,116	4.5%

*
Percentage change in excess of 100%

(4)
As discussed in Note 1 to our financial statements, we restated our financial statements.

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

(3)
Includes consolidated theatres only.

(4)
See previous page.

        A reconciliation of earnings (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(restated)		(restated)
Earnings (loss) from continuing operations before income taxes	$(94,486)	$(32,708)	$(100,378)	$34,290
Plus:
Interest expense	38,500	41,336	115,138	124,541
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure income	269	1,064	(2,064)	(15,382)
Disposition of assets and other (gains) losses	219	85	(136)	(1,613)
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(927)	(1,667)	(1,510)	(22,298)
Other income(1)	—	—	—	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	306	813	558	6,153
Management fee	1,250	1,250	3,750	3,750
Other(2)	10,741	9,194	33,878	29,485

Adjusted EBITDA	$75,331	$68,706	$263,105	$293,752

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

        Costs and expenses.    Total costs and expenses increased 15.4%, or $80,356,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007. Film exhibition costs increased 4.9%, or $8,962,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.2% in the current period and 51.1% in the prior year period. Concession costs increased 7.6%, or $1,126,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.5% in the prior period. As a percentage of revenues, operating expense was 26.8% in the current period as compared to 28.0% in the prior period. Rent expense increased 2.1%, or $2,348,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $1,224,000 during the thirteen weeks ended January 1, 2009 due to a decline in screen additions. During the thirteen weeks ended January 1, 2009, we recognized $269,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods.

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

        Other.    Other general and administrative expense increased 16.8%, or $1,547,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to an expense of $2,839,000 related to our partial withdrawal liability for a union-sponsored pension plan partially offset by a decrease in incentive compensation expense related to declines in operating performance.

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

        Net Loss    Net losses were $94,383,000 and $9,493,000 for the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively. The increase in net loss was primarily due to impairment charges of $73,547,000.

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

        Costs and expenses.    Total costs and expenses increased 4.5%, or $74,330,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. Film exhibition costs decreased 0.2%, or $1,522,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in admissions revenues partially offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current period as compared with 52.7% in the prior period. Concession costs decreased 2.4%, or $1,237,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period and 10.7% in the prior period. As a percentage of revenues, operating expense was 25.9% in the current period as compared to 25.8% in the prior period. Rent expense increased 3.0%, or $9,653,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $505,000 during the thirty-nine weeks ended January 1, 2009 due to a decline in screen additions. During the thirty-nine weeks ended January 1, 2009 we recognized $2,064,000 of theatre and other closure income primarily due to lease terminations negotiated on favorable terms for two theaters closed during the thirty-nine weeks ended January 1, 2009. During the thirty-nine weeks ended December 27, 2007, we recognized $15,382,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for four of our theatres that were closed during the thirty-nine weeks ended December 27, 2007 or where the lease was terminated during this period.

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

        Other.    Other general and administrative expense increased 14.9%, or $4,393,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. The increase in other general and administrative expenses is primarily due to an expense of $5,279,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan partially offset by a decrease of $1,044,000 in incentive compensation related to declines in operating performance.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $3,600,000 for the thirty-nine weeks ended January 1, 2009 and $7,320,000 for the thirty-nine weeks ended December 27, 2007 with the reduction due primarily to the decrease in earnings from continuing operations before income taxes. See Note 12—Income Taxes.

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

        Net Earnings (Loss).    Net earnings (loss) were $(95,061,000) and $30,792,000 for the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. The decrease in net earnings was primarily due to impairment charges of $73,547,000 in the current year and the recognition of a gain on disposition of HGCSA of $18,751,000, a gain on the disposition of Fandango of $15,977,000 and theatre and other closure income of $15,382,000 which were recorded in the prior year.

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

AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 8 5/8% Senior Fixed Rate notes due 2012, (the "Fixed Notes due 2012") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $508,903,000 in the aggregate as of January 1, 2009. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

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

        The indentures relating to our notes (Discount Notes due 2014, Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, the most restrictive limitation, we could borrow approximately $886,170,000 (assuming an interest rate of 12% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, certain of the indentures limit our ability to incur liens, which limit our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 9—Fair Value of Financial Instruments for additional information. Due to the deferral, we have delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. We are in the process of evaluating the impact related to our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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