Form 10-Q
period 2009-07-02
Marquee Holdings Inc.
filed 2009-08-12
CIK 1303276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of July 2, 2009
Common Stock, 1¢ par value	1

MARQUEE HOLDINGS INC. AND SUBSIDIARY

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
	(unaudited)
Revenues
Admissions	$446,227	$416,931
Concessions	173,660	169,834
Other revenue	15,425	15,454

Total revenues	635,312	602,219

Costs and Expenses
Film exhibition costs	249,101	231,736
Concession costs	19,165	18,437
Operating expense	149,221	144,716
Rent	112,373	112,335
General and administrative:
Merger, acquisition and transaction costs	281	17
Management fee	1,250	1,250
Other	13,083	11,209
Preopening expense	869	1,875
Theatre and other closure expense (income)	137	(14)
Depreciation and amortization	48,788	50,586
Disposition of assets and other gains (losses)	(50)	19

Total costs and expenses	594,218	572,166

Other expense (income)
Other	8,773	(2,203)
Interest expense
Corporate borrowings	35,849	36,622
Capital and financing lease obligations	1,413	1,497
Equity in earnings of non-consolidated entities	(6,262)	(4,385)
Investment income	(99)	(279)

Total other expense	39,674	31,252

Earnings (loss) from continuing operations before income taxes	1,420	(1,199)
Income tax provision	1,000	1,680

Earnings (loss) from continuing operations	420	(2,879)
Earnings from discontinued operations, net of income taxes	723	4,304

Net earnings	$1,143	$1,425

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 2, 2009	April 2, 2009
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$475,670	$536,580
Receivables, net of allowance for doubtful accounts of $1,633 as of July 2, 2009 and $1,564 as of April 2, 2009	41,177	29,782
Other current assets	79,644	80,526

Total current assets	596,491	646,888
Property, net	930,910	964,668
Intangible assets, net	158,167	162,366
Goodwill	1,836,731	1,836,731
Other long-term assets	155,825	146,088

Total assets	$3,678,124	$3,756,741

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$179,650	$155,553
Accrued expenses and other liabilities	144,962	102,070
Deferred revenues and income	115,960	121,628
Current maturities of corporate borrowings and capital and financing lease obligations	21,993	9,923

Total current liabilities	462,565	389,174
Corporate borrowings	2,071,202	1,922,236
Capital and financing lease obligations	56,296	57,286
Deferred revenues—for exhibitor services agreement	252,406	253,164
Other long-term liabilities	314,902	308,703

Total liabilities	$3,157,371	$2,930,563

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued as of July 2, 2009 and April 2, 2009 with 1¢ par value	—	—
Additional paid-in capital	747,114	1,046,703
Accumulated other comprehensive earnings	10,082	17,061
Accumulated deficit	(236,443)	(237,586)

Total stockholder's equity	520,753	826,178

Total liabilities and stockholder's equity	$3,678,124	$3,756,741

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$1,143	$1,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,788	58,017
Non-cash portion of stock-based compensation	411	763
Non-cash portion of pension and postretirement expense (income)	727	(52)
Write-off of deferred charges for Fixed Notes due 2012	3,312	—
Equity in losses from partnership investments, net of distributions	2,163	221
Gain on disposition of Cinemex	(823)	—
Change in assets and liabilities:
Receivables	(11,478)	(9,328)
Other assets	(752)	(8,232)
Accounts payable	26,463	43,224
Accrued expenses and other liabilities	36,031	29,953
Other, net	1,075	711

Net cash provided by operating activities	107,060	116,702

Cash flows from investing activities:
Capital expenditures, software licensing and development	(7,307)	(29,898)
Construction project costs reimbursable by landlord	—	(8,734)
Net change in reimbursable construction advances	(347)	2,231
Partnership investments, net of distributions	(4,871)	—
Proceeds from disposition of Cinemex	2,904	—
LCE screen integration	(81)	(809)
Other, net	454	(546)

Net cash used in investing activities	(9,248)	(37,756)

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—
Repurchase of Fixed Notes due 2012	(238,065)	—
Proceeds from issuance of Senior Notes due 2019	585,492	—
Deferred financing costs	(14,413)	—
Principal payments under capital and financing lease obligations	(855)	(942)
Principal payments under Term Loan B	(1,625)	(1,625)
Change in construction payables	(3,145)	(8,743)
Dividends paid to Parent	(300,000)	—

Net cash used in financing activities	(157,611)	(11,310)
Effect of exchange rate changes on cash and equivalents	(1,111)	400

Net increase (decrease) in cash and equivalents	(60,910)	68,036
Cash and equivalents at beginning of period	536,580	108,717

Cash and equivalents at end of period	$475,670	$176,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $0 and $321)	$12,862	$12,563
Income taxes paid	—	2,860

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2009

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

        Holdings has no ability to service interest or principal on its Discount Notes due 2014, other than through any dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing AMCE's Notes due 2019, its Existing Subordinated Notes and its amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 2, 2009. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 2, 2009 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2010. The Company manages its business under one operating segment called Theatrical Exhibition.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        The April 2, 2009 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current period presentation. The Company has evaluated subsequent events through August 12, 2009, the date of filing this Form 10-Q.

        Film Exhibition Costs:    Effective April 3, 2009, certain advertising costs related to film exhibition were reclassified from operating expense to film exhibition costs with a conforming reclassification made for the prior year presentation.

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V. The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. The Company has recorded a gain on disposition before income taxes of $15,595,000, of which $823,000 was recorded during the thirteen weeks ended July 2, 2009. Included in the gain is a receivable estimate of $11,010,000 in the form of tax payments and refunds to be received in later periods. The receivables for these taxes are recorded in pesos and translated to U.S. dollars each week. Any currency translation gains or losses on these receivables are recorded in discontinued operations as part of the gain on disposition of Cinemex. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as earnings from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table (in thousands):

Statements of operations data:

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
	(unaudited)
Revenues
Admissions	$—	$22,283
Concessions	—	16,024
Other revenue	—	7,496

Total revenues	—	45,803

Costs and Expenses
Film exhibition costs	—	9,942
Concession costs	—	3,511
Operating expense	—	11,677
Rent	—	5,126
General and administrative:
Other	—	3,572
Depreciation and amortization	—	7,431
Gain on disposition of Cinemex	(823)	—

Total costs and expenses	(823)	41,259

Other expense (income)	—	(469)
Interest expense	—
Corporate borrowings	—	2,552
Capital and financing lease obligations	—	179
Investment income	—	(442)

Total other expense	—	1,820

Earnings before income taxes	823	2,724
Income tax provision (benefit)	100	(1,580)

Net earnings	$723	$4,304

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
Net earnings	$1,143	$1,425
Foreign currency translation adjustment	(7,739)	7,256
Pension and other benefit adjustments	(47)	6,168
Change in fair value of cash flow hedges	(6)	755
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	558	1,245
Decrease (increase) in unrealized loss on marketable securities	255	(225)

Total comprehensive earnings (loss)	$(5,836)	$16,624

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)	Total
Balance as of April 2, 2009	$1,836,731
Activity	—

Balance as of July 2, 2009	$1,836,731

        Activity of other intangible assets is presented below.

		July 2, 2009		April 2, 2009
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$104,646	$(37,993)	$104,646	$(35,949)
Loyalty program	4 years	46,000	(35,903)	46,000	(34,914)
LCE trade name	2 years	2,300	(1,575)	2,300	(1,460)
LCE advertising and management contracts	13 to 22 years	35,400	(28,938)	35,400	(27,893)
Other intangible assets	1 to 13 years	13,654	(13,424)	13,654	(13,418)

Total, amortizable		$202,000	$(117,833)	$202,000	$(113,634)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense associated with the intangible assets noted above is as follows (in thousands):

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
Recorded amortization	$4,199	$5,794

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of July 2, 2009 is projected below:

(In thousands)	2010	2011	2012	2013	2014
Projected amortization expense	$13,934	$11,980	$10,856	$10,147	$7,769

NOTE 5—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of July 2, 2009 which is owned by Parent.

        During April and May of 2009, Holdings made dividend payments to its stockholder Parent totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $226,261,000 with a portion of the dividend proceeds.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits a maximum of 49,107.44681 options to be issued on Parent's stock. On July 2, 2009, approximately 9,325 options were available for grant under the plan. The stock options have a ten year term and generally step vest in equal amounts from one to three or five years from the date of the grant. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). All outstanding options have been granted to employees and one director of the Company. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123 (R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments.

        On May 28, 2009, the Company granted options on 4,786 of its shares that step vest in equal amounts over five years with final vesting occurring on May 28, 2014. The following table reflects the weighted average fair value per option granted during the thirteen weeks ended July 2, 2009, as well as

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

July 2, 2009(1)
Weighted average fair value on grant date	$135.71
Risk-free interest rate	2.6%
Expected life (years)	6.5
Expected volatility(2)	35.0%
Expected dividend yield	—

    (1)
    Represents assumptions for stock options granted to certain employees of the Company.

    (2)
    The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

        The Company has recorded a total of $411,000 and $763,000 of stock-based compensation expense within general and administrative: other during the thirteen weeks ended July 2, 2009, and July 3, 2008, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $411,000 during fiscal 2010. As of July 2, 2009, there was approximately $3,140,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 5 years.

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of July 2, 2009, include an 18.53% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results(1):

For the thirteen weeks ended July 2, 2009 (In thousands)	NCM	Other	Total
Revenues	$92,898	$10,606	$103,504
Operating costs and expenses	60,438	13,598	74,036

Net earnings (loss)	$32,460	$(2,992)	$29,468

The Company's recorded equity in (earnings) loss	$(7,366)	$1,104	$(6,262)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

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

        As of July 2, 2009, the Company owns 18,821,114 units or an 18.53% interest in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $252,390,000, based on a price for shares of National CineMedia, Inc. on July 2, 2009 of $13.41 per share.

        As of July 2, 2009 and April 2, 2009, the Company has recorded $1,826,000 and $1,342,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of July 2, 2009 and April 2, 2009, the Company had recorded $1,601,000 and $1,657,000 respectively, of amounts due to NCM related to the ESA and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $5,416,000 and $5,399,000 during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $3,206,000 and $4,345,000 during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirteen weeks ended July 2, 2009:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 2, 2009	$26,733	$(253,164)	$(81)	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	4,328	(4,328)	—
Receipt of excess cash distribution	(199)	—	—	2,782	(2,583)	—
Payment on Loews Screen Integration Agreement	—	—	81	(81)	—	—
Amortization of deferred revenue	—	758	—	—	—	(758)
Equity in earnings(4)	455	—	—	—	(455)	—

Ending balance July 2, 2009	$26,989	$(252,406)	$—	$7,029	$(7,366)	$(758)

(1)
Represents AMC's investment in 939,853 common membership units originally valued at March 27, 2008 and 406,371 common membership units originally valued at March 17, 2009 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM.

(3)
Represents the amount due to NCM under the Loews Screen Integration Agreement that was fully paid in April 2009.

(4)
Represents equity in earnings on the Tranche 2 Investments only.

NOTE 7—DERIVATIVE INSTRUMENTS

        The Company's only remaining interest rate swap matured in April 2009 and as of July 2, 2009 the Company no longer has any derivative instruments.

        The following table summarizes the fair value of derivatives that were designated as hedging instruments in the statement of financial position:

		Liabilities
(In thousands)	Balance Sheet Location	July 2, 2009	April 2, 2009
Interest rate swaps	Other long term liabilities	$—	$552

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS (Continued)

        The estimated fair value for the interest rate swap agreement at April 2, 2009 was based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transaction.

        Activity related to the effect of derivative instruments on the statement of financial performance is presented below:

	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships (In thousands)	Location of Gain	Thirteen Weeks Ended July 2, 2009	Thirteen Weeks Ended July 3, 2008
Interest rate swaps	Discontinued operations	$—	$469

        The amount of (loss) recognized in accumulated other comprehensive earnings for derivatives is presented below (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	July 2, 2009	April 2, 2009
Interest rate swaps	$—	$(552)

        For more information regarding activity in accumulated other comprehensive earnings for interest rate swaps, refer to Note 3—Comprehensive Earnings.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine the fair values. The fair value classification is based on levels of inputs. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1:    Quoted market prices in active markets for identical assets or liabilities.
Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:    Unobservable inputs that are not corroborated by market data.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at July 2, 2009 Using
(In thousands)	Total Carrying Value at July 2, 2009	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$237,419	$237,419	$—	$—
Deferred compensation plan assets	3,079	3,079	—	—
Non-qualified defined benefit plan assets	93	93	—	—

Total assets at fair value	$240,591	$240,591	$—	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

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

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate that value. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. At July 2, 2009, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,089,637,000 and the fair value was approximately $1,925,698,000. At April 2, 2009, the carrying amount of the corporate borrowings was approximately $1,928,736,000 and the fair value of was approximately $1,699,681,000. Quoted market prices were used to value publicly held corporate borrowings.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of reserves for theatre and other closure is as follows (in thousands):

	Theatre and Other
	Thirteen Weeks Ended July 2, 2009	Thirteen Weeks Ended July 3, 2008
Beginning balance	$7,386	$10,844
Theatre and other closure (income) expense	137	(14)
Transfer of deferred rent and capital lease obligations	—	296
Cash payments	(350)	(587)

Ending balance	$7,173	$10,539

NOTE 10—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
Federal statutory rate	35.0%	35.0%
Valuation allowance	(34.6)	(306.7)
State income taxes, net of federal tax benefit	66.6	154.0
Permanent items	6.9	(23.7)
Other, net	(3.5)	1.3

Effective tax rate	70.4%	(140.1)%

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

        Parent began negotiations with certain of its debt holders during fiscal 2009 and completed the repurchase of certain term loans under the Parent Term Loan Facility in fiscal 2010. Based upon the historical tax sharing arrangement, Parent will utilize the Company's net operating losses in future years. During fiscal 2009, the Company reversed $31,000,000 of its valuation allowance through Goodwill in anticipation of future utilization by Parent. The Company continues to record a valuation allowance against its remaining net deferred tax assets due to the uncertainty regarding the ultimate realization of these assets in all taxing jurisdictions.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        The provision for income taxes for the thirteen weeks ended July 2, 2009 was estimated using a discrete period effective tax rate of 70.4% compared to an estimated effective annual tax rate of (140.1)% for the thirteen weeks ended July 3, 2008. A discrete calculation was used to report the tax provision for the current quarter rather than an estimated annual tax rate as the estimated range of annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. The 70.4% effective tax rate differed from the U.S. federal statutory tax rate of 35% primarily due to valuation allowance release for currently taxable federal income offset by alternative minimum tax and state income tax.

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 was completed during 2009. As of July 2, 2009, the IRS has notified the Company that it will begin examination of the tax period ended March 29, 2007. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

        The Company has reviewed all of its historical tax positions as well as new positions adopted during fiscal 2010. The net change in the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109, ("FIN 48") reserve from April 3, 2009 to July 2, 2009 is a net increase of approximately $700,000 related to current positions adopted.

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

        The Company expects to make pension contributions of approximately $3,486,000 during its second quarter of fiscal 2010 and pension contributions of approximately $486,000 in both the third and fourth quarters of fiscal 2010.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended July 2, 2009 and July 3, 2008 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	July 2, 2009	July 3, 2008	July 2, 2009	July 3, 2008
Components of net periodic benefit cost:
Service cost	$45	$113	$52	$226
Interest cost	1,101	1,102	324	174
Expected return on plan assets	(748)	(1,274)	—	—
Amortization of (gain) loss	158	(403)	(69)	—
Amortization of prior service credit	—	—	(136)	—
Amortization of transition obligation	—	10	—	—

Net periodic benefit cost (income)	$556	$(452)	$171	$400

NOTE 12—CORPORATE BORROWINGS

        On June 9, 2009, AMCE completed the offering of $600,000,000 aggregate principal amount of its 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, AMCE launched a cash tender offer and consent solicitation for any and all of its currently outstanding $250,000,000 aggregate principal amount 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of then outstanding Fixed Notes due 2012 validly tendered and accepted by AMCE on or before the early tender date (the "Cash Tender Offer"). AMCE used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. AMCE recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirteen weeks ended July 2, 2009, which included previously capitalized deferred financing fees of $3,312,000, consent fee paid to the holders of $7,142,000 and other expenses of $372,000. AMCE intends to redeem the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal as promptly as practicable after August 15, 2009 in accordance with the terms of the indenture. The remaining Fixed Notes due 2012 have been classified as current maturities of corporate borrowings as of July 2, 2009.

        The Notes due 2019 mature on June 1, 2019, pursuant to an indenture dated as of June 9, 2009, among AMCE, the Guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Indenture provides that the Notes due 2019 are general unsecured senior obligations of AMCE and are fully and unconditionally guaranteed on a joint and several senior unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

        AMCE will pay interest on the Notes due 2019 at 8.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on December 1, 2009.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 12—CORPORATE BORROWINGS (Continued)

        AMCE may redeem some or all of the Notes due 2019 at any time on or after June 1, 2014, at the redemption prices set forth in the Indenture. AMCE may redeem the Notes on or after June 1, 2017 at a price equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest to the redemption date. In addition, AMCE may redeem up to 35% of the aggregate principal amount of the Notes due 2019 using net proceeds from certain equity offerings completed prior to June 1, 2012.

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line-of-sight violations will be approximately $4,300,000 over a 4-5 year term. The Justice Department moved for reconsideration and was denied by the Ninth Circuit Court of Appeals. Absent the Justice Department's request for a review by the Supreme Court, the case will revert to the trial court this fall.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $51,871,000, and through July 2, 2009 AMCE has incurred approximately $24,544,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case. The Company has not yet filed a responsive pleading in the Jarchafjian case. The Company believes the plaintiff's allegations in both these cases, particularly those asserting AMC's willfulness, are without merit.

        Union Sponsored Pension Plan.    On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company has received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of July 2, 2009, the Company has recorded a liability related to this matter in the amount of $3,887,000 and has made contributions of approximately $1,453,000. The final partial withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, ("SFAS 168"), which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. Generally, the Codification is not expected to change U.S. Generally Accepted Accounting Principles. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is effective for the Company in the second quarter of fiscal 2010. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), ("SFAS 167"). This Statement amends certain guidance in Interpretation No. 46(R) for determining whether an entity is a variable interest entity and requires an analysis to determine whether the variable interest gives a company a controlling financial interest in the variable interest entity. SFAS 167 requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2009 and is effective for the Company in the first quarter of fiscal 2011. The Company is in the process of determining what effects that the application of SFAS 167 may have on its consolidated financial position.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS 165"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements. See Note 1—Basis of Presentation for required disclosure.

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. FSP FAS 157-4 became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ("FSP FAS 115-2 and FAS 124-2"). The existing accounting guidance was modified to demonstrate the intent and ability to hold a debt security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis, must recognize the other-than-temporary impairment in earnings. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1 and APB 28-1"). SFAS No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS No. 107") was amended to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. See Note 8—Fair Value of Financial Instruments for required disclosures.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which requires additional fair value disclosures about employers' defined benefit pension or other postretirement plan assets. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. The Company will include the disclosures required by FSP FAS 132(R)-1 in its annual consolidated financial statements and notes for the fiscal year ending April 1, 2010.

        In April 2008, the FASB issued FASB Staff Position FSP 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for entity specific factors. FSP 142-3 expands the disclosure requirements of SFAS 142. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, ("FSP FAS 141(R)-1"), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of fiscal 2010. The Company changed its accounting treatment for business combinations on a prospective basis. In addition, the reversal of valuation allowance for deferred tax assets related to business combinations will flow through the Company's income tax provision, on a prospective basis, as opposed to goodwill.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

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

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management. Reference is made to Note 17—Related Party Transactions in the Company's annual report on Form 10-K for the year (52 weeks) ended April 2, 2009 for additional disclosures about its governance agreements with the Sponsors.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its 8.75% Senior Notes due 2019. J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Parent, was an initial purchaser of both the Holdco Notes and the Notes due 2019.

        On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2, 2009

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

Securities (USA) LLC, whose affiliates own approximately 1.6% of Parent, was also an initial purchaser of these notes.

Holdings Dividends to Parent

        During April and May of 2009, AMCE made dividend payments to Holdings and Holdings made dividend payments to its stockholder Parent totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduce the principal balance of its Parent Term Loan Facility from $466,936,000 to $226,261,000 with a portion of the dividend proceeds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirteen weeks ended July 2, 2009, we opened one new managed theatre with 6 screens in the U.S. pursuant to a joint venture arrangement and closed one theatre with 8 screens in the U.S. As of July 2, 2009, we owned, operated or had interests in 307 theatres and 4,610 screens, with 99% or 4,555 of our screens in the U.S. and Canada and 1%, or 55 of our screens in China (Hong Kong), France and the United Kingdom.

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

        On December 29, 2008, we sold all of our interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000 and costs related to the disposition were $4,099,000. Additionally, we estimate that we will receive an additional $11,010,000 of the purchase price related to tax payments and refunds in later periods and have received an additional $2,904,000 of purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments during the thirteen weeks ended July 2, 2009 which are included in our gain on disposition. During the thirteen weeks ended July 2, 2009 we recorded a gain on disposition before income taxes of $823,000 that is included as discontinued operations.

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

        On June 9, 2009, AMCE completed the offering of $600,000,000 aggregate principal amount of our 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, AMCE launched a cash tender offer and consent solicitation for any and all of our then outstanding $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). AMCE used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the

$238,065,000 principal amount of the Fixed Notes due 2012. AMCE recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirteen weeks ended July 2, 2009, which included previously capitalized deferred financing fees of $3,312,000, consent fee paid to holders of $7,142,000, and other expenses of $372,000. AMCE intends to redeem the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal as promptly as practicable after August 15, 2009 in accordance with the terms of the indenture. The remaining Fixed Notes due 2012 have been classified as current maturities of corporate borrowings as of July 2, 2009.

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

        During fiscal 2009, films licensed from our 6 largest distributors based on revenues accounted for approximately 81% of our admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2008, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 606 in 2008, according to Motion Picture Association 2008 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, converting existing screens to 3D and IMAX and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 44 screens and our IMAX screens by 49 screens since July 3, 2008; and as of July 2, 2009, approximately 3.5% of our screens were 3D screens and 1.2% of our screens were IMAX screens.

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

        We granted 38,876.72873 options on December 23, 2004, 600 options on January 26, 2006, 15,980.45 options on March 6, 2009, and 4,786 options on May 28, 2009 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000, $138,000, $2,069,000, and $650,000, respectively. All of these options currently outstanding are equity classified.

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

        The common stock value of $339.59 per share used to estimate the fair value of each option on the May 28, 2009 grant date was based upon a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors. Management chose not to obtain a contemporaneous valuation performed by an unrelated valuation specialist as management believed that the valuation obtained at January 1, 2009 and the subsequent stock sales and purchases were recent and could easily be updated and rolled forward without engaging a third party and incurring additional costs. Additionally, management considered that the number of options granted generated a relatively low amount of annual expense over 5 years ($130,100) and that any differences in other estimates of fair value would not be expected to materially impact the related annual expense. The common stock value was estimated based on current estimates of annual operating cash flows multiplied by the current average peer group multiple for similar publicly traded competitors of 6.7x less net indebtedness and the current fair value of our investment in NCM. Management compared the estimated stock value of $339.59 per share with the $323.95 value per share discussed above related to the March 6, 2009 option grant and noted the overall increase in value was primarily due the following:

March 6, 2009 grant value per share	$323.95

Decline in net indebtedness	20.15
Increase in value of investment in NCM	37.10
Increase due to peer group multiple	47.89
Decrease in annual operating cash flows	(89.50)

May 28, 2009 grant value per share	$339.59

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

        Goodwill and Other Intangible Assets.    Our recorded goodwill was $1,836,731,000 as of July 2, 2009 and April 2, 2009 and unamortized trademark intangible assets were $74,000,000 as of July 2, 2009 and as of April 2, 2009. We evaluate goodwill and our trademark for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our U.S. and Canada operating segment which represents 99% of the screens in our Theatrical Exhibition operating segment used for financial reporting purposes. The reporting unit for purposes of evaluating recorded goodwill for impairment is our U.S. and Canada operating segment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by using the income approach and the market approach as discussed below which we believe are appropriate methods to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value.

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

        We believe that the oversight of the investments held under our frozen defined benefit pension plans is rigorous and that the investment strategies are prudent. The market value of the investments within the frozen pension plan trusts declined by approximately 36% during the fifteen months ended April 2, 2009. The benefit plan assets and obligations of our frozen plans are remeasured annually and any future reductions in plan assets from investment losses will result in an increase to the plans' unfunded status and a decrease in stockholder's equity upon actuarial revaluation of the plan for the upcoming year. Changes in the value of our frozen plan assets (during fiscal 2010) will not have an impact on the income statement for fiscal 2010; however, any additional reductions in benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. We have recorded net periodic benefit cost (income) for our pension and postretirement plans of $(1,890,000), $1,461,000, and $(4,454,000) during the periods ended April 2, 2009, April 3, 2008, and March 29, 2007, respectively and expect to record net periodic benefit expense for our pension and post retirement plans of $2,412,000 during fiscal 2010.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008	% Change
	(Dollars in thousands, except operating data)
Revenues
Admissions	$446,227	$416,931	7.0%
Concessions	173,660	169,834	2.3%
Other theatre	15,425	15,454	(0.2)%

Total revenues	$635,312	$602,219	5.5%

Cost of Operations
Film exhibition costs	$249,101	$231,736	7.5%
Concession costs	19,165	18,437	3.9%
Operating expense	149,221	144,716	3.1%
Rent	112,373	112,335	—%
Preopening expense	869	1,875	(53.7)%
Theatre and other closure (income) expense	137	(14)	*

	530,866	509,085	4.3%

General and administrative expense
Merger, acquisition and transaction costs	281	17	*
Management Fee	1,250	1,250	—%
Other	13,083	11,209	16.7%
Depreciation and amortization	48,788	50,586	(3.6)%
Disposition of assets and other (gains) losses	(50)	19	*

Total costs and expenses	$594,218	$572,166	3.9%

    *
    Percentage change in excess of 100%

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
Operating Data—Continuing Operations (at period end):
Screen additions	6	38
Screen dispositions	8	20
Average screens(1)	4,534	4,538
Number of screens operated(2)	4,610	4,624
Number of theatres operated	307	309
Screens per theatre	15.0	15.0
Attendance (in thousands)(1)	53,703	52,394

    (1)
    Includes consolidated theatres only.

    (2)
    Includes 161 3D screens and 56 IMAX screens as of July 2, 2009 and 117 3D screens and 7 IMAX screens as of July 3, 2008.

        A reconciliation of earnings from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 2, 2009	July 3, 2008
Earnings (loss) from continuing operations before income taxes	$1,420	$(1,199)
Plus:
Interest expense	37,262	38,119
Depreciation and amortization	48,788	50,586
Preopening expense	869	1,875
Theatre and other closure income	137	(14)
Disposition of assets and other (gains) losses	(50)	19
Equity in earnings of non-consolidated entities	(6,262)	(4,385)
Investment income	(99)	(279)
Other expense(1)	10,826	—
General and administrative expense—unallocated:
Merger and acquisition costs	281	17
Management fee	1,250	1,250
Other(2)	13,083	11,209

Adjusted EBITDA	$107,505	$97,198

    (1)
    Other expense is comprised of the loss on extinguishment of indebtedness related to the Cash Tender Offer.

    (2)
    Includes stock-based compensation expense of $411,000 and $763,000 for the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively.

        Adjusted EBITDA is not a measurement of our financial performance or liquidity under U.S. GAAP and should not be considered as an alternative to earnings (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA is disclosed in our unaudited financial statements as it is a primary measure used by us to evaluate our performance and as a basis to allocate resources.

Thirteen Weeks Ended July 2, 2009 and July 3, 2008

        Revenues.    Total revenues increased 5.5%, or $33,093,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008. Admissions revenues increased 7.0%, or $29,296,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008, due to a 4.4% increase in average ticket prices and a 2.5% increase in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2009) increased 6.3%, or $26,004,000 during the thirteen weeks ended July 2, 2009 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets as well as an increase in the number of IMAX and 3D screens operated by us where we are able to charge more per ticket than for a standard 2D film. Attendance increased due primarily to the popularity of film product during the thirteen weeks ended July 2, 2009 as compared to the thirteen weeks ended July 3, 2008. Based upon available industry sources, box office revenues of our comparable theatres slightly underperformed the overall industry comparable theatres in the markets where we operate. We believe our underperformance is primarily due to a year-over-year change in product genre which was more favorable in the prior year period in which we outperformed the industry and the competitive impact of increasing industry screen counts while our screen counts remained relatively unchanged. Concessions revenues increased 2.3%, or $3,826,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008, due primarily to the increase in attendance. Other theatre revenues decreased 0.2%, or $29,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008.

        Costs and expenses.    Total costs and expenses increased 3.9%, or $22,052,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008. Film exhibition costs increased 7.5%, or $17,365,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008 due to the increase in admissions revenues and an increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 55.8% in the current period and 55.6% in the prior year period. Concession costs increased 3.9%, or $728,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current period compared with 10.9% in the prior period. As a percentage of revenues, operating expense was 23.5% in the current period as compared to 24.0% in the prior period. Rent expense was essentially unchanged during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008. Preopening expense decreased $1,006,000 during the thirteen weeks ended July 2, 2009 due to a decline in screen additions. During the thirteen weeks ended July 2, 2009, we recognized $137,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $264,000 during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008.

        Management fees.    Management fees were unchanged during the thirteen weeks ended July 2, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 16.7%, or $1,874,000, during the thirteen weeks ended July 2, 2009 compared to the thirteen weeks ended July 3, 2008 due primarily to certain one-time payments for salaries, incentive compensation and net periodic pension expense.

        Depreciation and Amortization.    Depreciation and amortization decreased 3.6%, or $1,798,000, compared to the prior period due primarily to the impairment of long-lived assets in fiscal 2009.

        Disposition of Assets and Other (Gains) Losses.    Disposition of assets and other (gains) losses were $(50,000) in the current period compared to $19,000 in the prior period.

        Other (Income) Expense.    Other (income) expense includes $(2,053,000) and $(2,203,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. Other (income) expense includes a loss of debt of $10,826,000 related to the Cash Tender Offer.

        Interest Expense.    Interest expense decreased 2.2%, or $857,000, primarily due to decreased interest rates on the Senior Secured Credit Facility and extinguishment of debt from the Cash Tender Offer partially offset by an increase in interest expense related to the issuance of the Notes due 2019.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $6,262,000 in the current period compared to $4,385,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $7,366,000 and $4,655,000 for the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively.

        Investment Income.    Investment income was $99,000 for the thirteen weeks ended July 2, 2009 compared to $279,000 for the thirteen weeks ended July 3, 2008.

        Income Tax Provision.    The income tax provision from continuing operations was $1,000,000 for the thirteen weeks ended July 2, 2009 and $1,680,000 for the thirteen weeks ended July 3, 2008.

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

        Net Earnings.    Net earnings were $1,143,000 and $1,425,000 for the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. Net earnings were negatively impacted by an expense of $10,826,000 related to the Cash Tender Offer during the thirteen weeks ended July 2, 2009.

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

Holding Company Status

        Marquee Holdings Inc. is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 11% Senior Subordinated notes due 2016, (the "Notes due 2016") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $298,256,000 in the aggregate as of July 2, 2009. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $107,060,000 and $116,702,000 during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. The decrease in operating cash flows during the thirteen weeks ended July 2, 2009 is primarily due to consent fee payments of $7,142,000 related to the Cash Tender Offer. We had working capital surplus as of July 2, 2009 and April 2, 2009 of $133,926,000 and $257,714,000, respectively. Working capital includes $115,960,000 and $121,628,000 of deferred revenues as of July 2, 2009 and April 2, 2009, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $187,897,000 on our Credit Facility to meet these obligations as of July 2, 2009.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the consolidated statements of cash flows, were $(9,248,000) and $(37,756,000), during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. Cash outflows from investing activities include capital expenditures, software licensing and development of $7,307,000 and $29,898,000 during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively. We expect that our gross capital expenditures, software licensing and development will be approximately $100,000,000 to $110,000,000 for fiscal 2010.

        We have received an additional $2,904,000 of purchase price related to the tax payments and refunds and a working capital calculation and post closing adjustments during the thirteen weeks ended July 2, 2009, which are included in our gain on disposition from the sale of Cinemex.

        During the thirteen weeks ended July 2, 2009, we made partnership investments in non-consolidated entities accounted for under the equity method of approximately $4,871,000.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the consolidated statement of cash flows, were $(157,611,000) and $(11,310,000) during the thirteen weeks ended July 2, 2009 and July 3, 2008, respectively.

        During the thirteen weeks ended July 2, 2009, AMCE made dividend payments to Holdings and Holdings made dividend payments to its stockholder Parent totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $226,261,000 with a portion of the dividend proceeds.

        Proceeds from the issuance of the Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the Notes due 2019 were $14,411,000 during the thirteen weeks ended July 2, 2009.

        During the thirteen weeks ended July 2, 2009 we made principal payments of $238,065,000 in connection with the Cash Tender Offer and repaid $185,000,000 of borrowings under our revolving credit facility.

Issuance of Senior Notes due 2019

        On June 9, 2009, AMCE issued $600,000,000 aggregate principal amount of the Notes due 2019, which mature on June 1, 2019, pursuant to an indenture, dated as of June 9, 2009, among AMCE, the Guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Indenture provides that the Notes due 2019 are general unsecured senior obligations of AMCE and are fully and unconditionally guaranteed on a joint and several senior unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

        AMCE will pay interest on the Notes at 8.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on December 1, 2009.

        AMCE may redeem some or all of the Notes due 2019 at any time on or after June 1, 2014, at the redemption prices set forth in the Indenture. AMCE may redeem the Notes on or after June 1, 2017 at a price equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest to the redemption date. In addition, AMCE may redeem up to 35% of the aggregate principal amount of the Notes due 2019 using net proceeds from certain equity offerings completed prior to June 1, 2012.

        The Indenture contains covenants that limit our (and our restricted subsidiaries') ability to, among other things: (i) incur additional indebtedness, including additional senior indebtedness; (ii) pay dividends on or make other distributions in respect of our capital stock or prepay subordinated obligations; (iii) purchase or redeem capital stock; (iv) enter into certain transactions with our affiliates; (v) incur liens on property or assets that are securing indebtedness; and (vi) merge or consolidate with other companies or transfer all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes due 2019 to be due and payable immediately.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009 for certain information about AMCE's Senior Secured Credit Facility, 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and Fixed Notes due 2012 and for certain information about Holdings' Discount Notes due 2014 and Parent's Term Loan Facility.

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility maturing on January 26, 2013 and a $200,000,000 revolving credit facility maturing on January 26, 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. As of July 2, 2009, we had no borrowings under the revolving credit facility and $627,250,000 was outstanding under the term loan facility at an interest rate of 1.81%.

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

        The indentures relating to the notes (Discount Notes due 2014, Notes due 2014, Notes due 2016 and Notes due 2019) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the Senior Discount Notes due 2014 indenture, we could borrow approximately $1,211,300,000 (assuming an interest rate of 9.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, the indenture relating to our Notes due 2019 limits our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2019, Notes due 2016, Notes due 2014, and the Discount Notes due 2014, at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of July 2, 2009, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, the Notes due 2019 and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures, software licensing and development for at least the next twelve months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings of AMCE, Holdings and Parent and payment of dividends.

Investment in NCM

        We hold an investment in 18.53% of NCM accounted for following the equity method. The fair market value of the common membership units is approximately $252,390,000 as of July 2, 2009. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $351,400,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        We have commitments and contingencies that were summarized in a table in our Form 10-K for the year ended April 2, 2009. The only material change in our commitments since April 2, 2009 has been as a result of the issuance of the Notes due 2019, the Cash Tender Offer and repayment of amounts borrowed under the revolving credit facility.

        Presented below on a pro forma basis to give effect to the financing arrangements described above are minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 2, 2009:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments (Pro forma)
2010	$9,075	$18,435	$154,241	$393,452	$19,645	$6,396	$601,244
2011	9,225	6,500	153,723	393,321	12,754	1,937	577,460
2012	8,023	6,500	153,592	379,991	—	437	548,543
2013	7,055	609,375	151,408	367,166	—	—	1,135,004
2014	6,706	300,000	139,145	345,761	—	—	791,612
Thereafter	68,628	1,165,795	352,002	2,298,514	—	—	3,884,939

Total	$108,712	$2,106,605	$1,104,111	$4,178,205	$32,399	$8,770	$7,538,802

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts or premiums on issuance.

(2)
Interest expense on the term loan and revolver was estimated at 2.021% based upon the interest rates in effect as of April 2, 2009.

(3)
Includes committed capital expenditures including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)
Historically we fund our pension plan such that the plan is 90% funded. The plan has been frozen effective December 31, 2006. The funding requirement has been estimated based upon our expected funding amount. Also included are estimated payments due under a partial withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

        As discussed in Note 10—Income Taxes in our Form 10-K for the year ended April 2, 2009, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109. At April 2, 2009, we had a liability for unrecognized benefits for $33,500,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be. Any amounts related to these items are not included in the table above.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, ("SFAS 168"), which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. Generally, the Codification is not expected to change U.S. Generally Accepted Accounting Principles. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is effective for us in the second quarter of fiscal 2010. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), ("SFAS 167"). This Statement amends certain guidance in Interpretation No. 46(R) for determining whether an entity is a variable interest entity and requires an analysis to determine whether the variable interest gives a company a controlling financial interest in the variable interest entity. SFAS 167 requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2009 and is effective for us in the first quarter of fiscal 2011. We are in the process of determining what effects that the application of SFAS 167 may have on our consolidated financial position.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS 165"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 became effective for us in the first quarter of fiscal 2010 and did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. FSP FAS 157-4 became effective for us in the first quarter of fiscal 2010 and did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ("FSP FAS 115-2 and FAS 124-2"). The existing accounting guidance was modified to demonstrate the intent and ability to hold a debt security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis, must recognize the other-than-temporary impairment in earnings. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP FAS 115-2 and FAS 124-2 became effective for us in the first quarter of fiscal 2010 and did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1 and APB 28-1"). SFAS No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS No. 107") was amended to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. See Note 8—Fair Value of Financial Instruments for required disclosures.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which requires additional fair value disclosures about employers' defined benefit pension or other postretirement plan assets. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for us in fiscal 2010. We will include the disclosures required by FSP FAS 132(R)-1 in our annual consolidated financial statements and notes for the fiscal year ending April 1, 2010.

        In April 2008, the FASB issued FASB Staff Position FSP 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for entity specific factors. FSP 142-3 expands the disclosure requirements of SFAS 142. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 became effective for us in the first quarter of fiscal 2010 and did not have a material impact on our consolidated financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, ("FSP FAS 141(R)-1"), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of fiscal 2010. We changed our accounting treatment for business combinations on a prospective basis. In addition, the reversal of valuation allowance for deferred tax assets related to business combinations will flow through the income tax provision, on a prospective basis, as opposed to goodwill.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of July 2, 2009 and had $627,250,000 outstanding under the term loan facility on July 2, 2009. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,783,000 during the thirteen weeks ended July 2, 2009.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $11,935,000 of our Fixed Notes due 2012, $600,000,000 of our Notes due 2019 and $240,795,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012, Notes due 2019, and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Fixed Notes due 2012, Notes due 2019 and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $190,000 and $8,160,000, respectively, as of July 2, 2009.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009 for information on certain litigation to which we are a party.

        On May 14, 2009, Harout Jarchafjian filed a lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case. The Company has not yet filed a responsive pleading in the Jarchafjian case. The Company believes that the plaintiffs' allegations, particularly those asserting the Company's willfulness, are without merit.

        On June 8, 2009, the Justice Department moved for reconsideration on the line-of-sight matters and was denied by the Ninth Circuit Court of Appeals. Absent the Justice Department's request for a review by the Supreme Court, the case will revert to the trial court this fall.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009.

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

        The master contract between film producers and the Screen Actors Guild ("SAG") expired at the beginning of July 2008. A new 2 year contract was reached on June 9, 2009, which will expire on June 20, 2011.

Item 4.    Submission of Matters to a Vote of Security Holders

        On April 13, 2009, the Class A stockholders of AMC Entertainment Holdings, Inc. unanimously elected Dr. Dana B. Ardi to the Company's Board of Directors.

        On May 21, 2009, the Requisite Stockholder Majority of AMC Entertainment Holdings, Inc. approved capital spending of up to $6,800,000 to deploy one hundred 3D projection systems ahead of a broader digital rollout by Digital Cinema Implementation Partners, LLC.

        On May 26, 2009, the Stockholders of AMC Entertainment Holdings, Inc. approved the offering of $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 and related exchange offer and approved the tender offer for up to $250,000,000 of 8 5/8% Senior Notes due 2012.

        On June 8, 2009, the Stockholders of AMC Entertainment Holdings, Inc. approved the Annual Budget for fiscal 2010.

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 24, 2005).
2.2
Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMCE (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 23, 2004).
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
4.1
Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 001-08747) filed on June 9, 2009).
4.2
Registration Rights Agreement, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, the Guarantors party thereto from time to time, Credit Suisse Securities (USA) LLC, for itself and on behalf of the other Initial Purchasers, and J.P. Morgan Securities Inc., as Market Maker (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 001-08747) filed on June 9, 2009).
4.3
Fourth Supplemental Indenture, dated as of June 9, 2009, respecting AMC Entertainment Inc.'s 8 5/8% Senior Notes due 2012, by and among AMC Entertainment Inc., the Guarantor's party thereto and HSBC Bank USA, National Association, as trustee (incorporated by reference from Exhibit 4.3 to AMCE's Current Report on Form 8-K (File No. 001-08747) filed on June 9, 2009).
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

MARQUEE HOLDINGS INC.
Date: August 12, 2009	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 12, 2009	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer