Form 10-Q
period 2009-12-31
Marquee Holdings Inc.
filed 2010-02-08
CIK 1303276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 31, 2009
Common Stock, 1¢ par value	1

MARQUEE HOLDINGS INC. AND SUBSIDIARY

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$444,420	$376,917	$1,281,145	$1,198,365
Concessions	166,867	148,757	487,908	478,507
Other revenue	15,895	13,261	44,493	44,292

Total revenues	627,182	538,935	1,813,546	1,721,164

Costs and Expenses
Film exhibition costs	239,275	196,439	696,704	646,551
Concession costs	18,378	16,000	53,448	51,017
Operating expense	153,399	141,330	445,179	435,411
Rent	110,423	111,724	331,107	336,873
General and administrative:
Merger, acquisition and transaction costs	485	306	809	558
Management fee	1,250	1,250	3,750	3,750
Other	14,709	10,741	40,867	33,878
Preopening expense	1,247	1,481	2,681	4,541
Theatre and other closure expense (income)	1,568	269	2,183	(2,064)
Depreciation and amortization	47,472	50,464	142,949	151,520
Impairment of long-lived assets	—	73,547	—	73,547
Disposition of assets and other (gains) loss	(617)	219	(878)	(136)

Total costs and expenses	587,589	603,770	1,718,799	1,735,446

Other expense (income)
Other	(2,135)	(1,889)	(300)	(11,793)
Interest expense
Corporate borrowings	39,611	37,003	115,929	110,646
Capital and financing lease obligations	1,413	1,497	4,239	4,492
Equity in earnings of non-consolidated entities	(7,517)	(6,033)	(18,127)	(15,739)
Investment income	(36)	(927)	(168)	(1,510)

Total other expense	31,336	29,651	101,573	86,096

Earnings (loss) from continuing operations before income taxes	8,257	(94,486)	(6,826)	(100,378)
Income tax provision	—	1,982	—	3,600

Earnings (loss) from continuing operations	8,257	(96,468)	(6,826)	(103,978)
Earnings from discontinued operations, net of income taxes	494	2,085	1,086	8,917

Net earnings (loss)	$8,751	$(94,383)	$(5,740)	$(95,061)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	April 2, 2009
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$533,217	$536,580
Receivables, net of allowance for doubtful accounts of $1,952 as of December 31, 2009 and $1,564 as of April 2, 2009	62,174	29,782
Other current assets	74,070	80,526

Total current assets	669,461	646,888
Property, net	902,917	964,668
Intangible assets, net	151,677	162,366
Goodwill	1,836,731	1,836,731
Other long-term assets	160,109	146,088

Total assets	$3,720,895	$3,756,741

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$213,626	$155,553
Accrued expenses and other liabilities	156,708	102,070
Deferred revenues and income	148,753	121,628
Current maturities of corporate borrowings and capital and financing lease obligations	10,328	9,923

Total current liabilities	529,415	389,174
Corporate borrowings	2,068,492	1,922,236
Capital and financing lease obligations	54,314	57,286
Deferred revenues—for exhibitor services agreement	250,890	253,164
Other long-term liabilities	309,542	308,703

Total liabilities	$3,212,653	$2,930,563

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued as of December 31, 2009 and April 2, 2009 with 1¢ par value	—	—
Additional paid-in capital	747,228	1,046,703
Accumulated other comprehensive earnings	4,340	17,061
Accumulated deficit	(243,326)	(237,586)

Total stockholder's equity	508,242	826,178

Total liabilities and stockholder's equity	$3,720,895	$3,756,741

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(5,740)	$(95,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142,949	172,590
Non-cash portion of stock-based compensation	1,248	2,323
Non-cash portion of pension and postretirement expense (income)	1,850	(492)
Impairment of long-lived assets	—	73,547
Write-off of deferred charges for Fixed Notes due 2012	3,468	—
Deferred income taxes	(1,150)	(84)
Equity in earnings and losses from non-consolidated entities, net of distributions	3,537	6,424
Disposition of assets and other gains	—	(2,265)
Gain on disposition of Cinemex	(1,086)	(14,361)
Change in assets and liabilities:
Receivables	(38,566)	(21,945)
Other assets	922	2,029
Accounts payable	53,245	40,261
Accrued expenses and other liabilities	78,730	34,410
Other, net	(7,652)	(7,208)

Net cash provided by operating activities	231,755	190,168

Cash flows from investing activities:
Capital expenditures	(59,482)	(91,606)
Net change in reimbursable construction advances	286	1,452
Investments in non-consolidated entities	(6,024)	(2,257)
Proceeds from disposition of Cinemex, net of cash disposed	4,342	224,686
Proceeds from disposition of Fandango	—	2,383
LCE screen integration	(81)	(4,342)
Other, net	1,277	2,746

Net cash provided by (used in) investing activities	(59,682)	133,062

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—
Repurchase of Fixed Notes due 2012	(250,000)	—
Proceeds from issuance of Senior Notes due 2019	585,492	—
Deferred financing costs	(16,259)	—
Principal payments under capital and financing lease obligations	(2,567)	(2,690)
Principal payments under Term Loan B	(4,875)	(4,875)
Change in construction payables	722	(12,275)
Dividends paid to Parent	(300,723)	(2,255)

Net cash used in financing activities	(173,210)	(22,095)
Effect of exchange rate changes on cash and equivalents	(2,226)	(3,253)

Net increase (decrease) in cash and equivalents	(3,363)	297,882
Cash and equivalents at beginning of period	536,580	108,717

Cash and equivalents at end of period	$533,217	$406,599

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 2, 2009. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2010. The Company manages its business under one operating segment called Theatrical Exhibition.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        The Company has evaluated subsequent events through February 8, 2010, the date of filing this Form 10-Q.

        Film Exhibition Costs:    Effective April 3, 2009, certain advertising costs related to film exhibition were reclassified from operating expense to film exhibition costs with a conforming reclassification made for the prior year presentation.

        Discontinued Operations:    Effective April 3, 2009, certain income tax amounts related to Grupo Cinemex, S.A. de C.V. ("Cinemex") were reclassified to discontinued operations for fiscal 2009.

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. As of December 31, 2009, the amount due from Cinemex for tax payments and refunds associated with the sale was $9,866,000, of which $9,332,000 has been classified by the Company as a long-term asset. The receivables for these taxes are recorded in pesos and translated to U.S. dollars each week. Any currency translation gains or losses on these receivables are recorded in discontinued operations as part of the gain on disposition of Cinemex. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as earnings from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table (in thousands):

        Statements of Operations Data:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$—	$14,927	$—	$62,009
Concessions	—	10,720	—	44,744
Other revenue	—	6,551	—	21,755

Total revenues	—	32,198	—	128,508

Costs and Expenses
Film exhibition costs	—	6,402	—	27,338
Concession costs	—	2,380	—	10,158
Operating expense	—	9,368	—	32,699
Rent	—	4,373	—	14,934
General and administrative:
Other	—	2,584	—	8,880
Depreciation and amortization	—	6,012	—	21,070
Disposition of assets and other gains	(494)	(14,361)	(1,086)	(14,361)

Total costs and expenses	(494)	16,758	(1,086)	100,718

Other expense (income)	—	938	—	416
Interest expense
Corporate borrowings	—	2,079	—	7,299
Capital and financing lease obligations	—	173	—	582
Investment income	—	(353)	—	(1,124)

Total other expense	—	2,837	—	7,173

Earnings before income taxes	494	12,603	1,086	20,617
Income tax provision	—	10,518	—	11,700

Net earnings	$494	$2,085	$1,086	$8,917

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Net earnings (loss)	$8,751	$(94,383)	$(5,740)	$(95,061)
Foreign currency translation adjustment	(2,641)	26,630	(13,443)	23,666
Pension and other benefit adjustments	(213)	306	(474)	5,960
Change in fair value of cash flow hedges	—	(2,575)	(6)	(1,910)
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	—	824	558	3,233
Increase in net unrealized gain on marketable securities	81	965	644	281

Total comprehensive earnings (loss)	$5,978	$(68,233)	$(18,461)	$(63,831)

NOTE 4—INTANGIBLE ASSETS

        Activity for intangible assets is presented below.

		December 31, 2009		April 2, 2009
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$104,646	$(42,082)	$104,646	$(35,949)
Loyalty program	4 years	46,000	(37,881)	46,000	(34,914)
LCE trade name	1 year	2,300	(1,805)	2,300	(1,460)
LCE advertising and management contracts	13 to 21 years	35,400	(29,118)	35,400	(27,893)
Other intangible assets	1 to 13 years	13,654	(13,437)	13,654	(13,418)

Total, amortizable		$202,000	$(124,323)	$202,000	$(113,634)

Unamortizable Intangible Assets:
Total, unamortizable		$74,000		$74,000

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Recorded amortization	$3,245	$5,396	$10,689	$16,735

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 4—INTANGIBLE ASSETS (Continued)

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of December 31, 2009 is projected below:

(In thousands)	2010	2011	2012	2013	2014
Projected amortization expense	$13,934	$11,980	$10,856	$10,147	$7,769

NOTE 5—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of December 31, 2009 which is owned by Parent.

        During April and May of 2009, Holdings made dividend payments to its stockholder, Parent, totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During September of 2009, Holdings used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $723,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits a maximum of 49,107.44681 options to be issued on Parent's stock. On December 31, 2009, approximately 9,325 options were available for grant under the plan. The stock options have a ten year term and generally step vest in equal amounts from one to three or five years from the date of the grant. Vesting may accelerate for a certain participant if there is a change of control (as defined in the plan). All outstanding options have been granted to employees and one director of the Company. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate.

        On May 28, 2009, Parent granted options to certain employees of the Company on 4,786 of its shares that step vest in equal amounts over five years with final vesting occurring on May 28, 2014. The following table reflects the weighted average fair value per option granted on May 28, 2009, as well as

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

Weighted average fair value on grant date	$135.71
Risk-free interest rate	2.6%
Expected life (years)	6.5
Expected volatility(1)	35.0%
Expected dividend yield	—

(1)
The Company uses share values of its publicly traded competitor peer group for purpose of calculating volatility.

        The Company has recorded stock-based compensation expense of $410,000 and $774,000 within general and administrative: other during the thirteen weeks ended December 31, 2009, and January 1, 2009, respectively. The Company has recorded stock-based compensation expense of $1,248,000 and $2,323,000 within general and administrative: other during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $1,248,000 during fiscal 2010. As of December 31, 2009, there was approximately $2,303,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 5 years.

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 31, 2009, include an 18.53% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP") and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results(1):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Revenues	$133,070	$119,352	$344,719	$333,475
Operating costs and expenses	81,574	93,096	234,028	233,280

Net earnings	$51,496	$26,256	$110,691	$100,195

The Company's recorded equity in earnings	$(7,517)	$(6,033)	$(18,127)	$(15,739)

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in (earnings) or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM on common membership units owned immediately following the IPO of NCM, Inc. (Tranche 1 Investment) does not include undistributed equity in earnings. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units (Tranche 1 Investment) until NCM's future net earnings equal the amount of the excess distribution.

        The Company recorded equity in earnings from NCM of $7,440,000 and $9,081,000 during the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively and $20,706,000 and $18,957,000 during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. As of December 31, 2009, the Company owns 18,821,114 units, or an 18.53% interest, in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $311,866,000, based on a price for shares of National CineMedia, Inc. on December 31, 2009 of $16.57 per share.

        As of December 31, 2009 and April 2, 2009, the Company has recorded $1,613,000 and $1,342,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of December 31, 2009 and April 2, 2009, the Company had recorded $1,666,000 and $1,657,000 respectively, of amounts due to NCM related to the ESA and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $5,121,000 and $4,450,000 during the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively and $15,336,000 and $14,475,000 during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $3,075,000 and $3,822,000 during the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively and $9,068,000 and $12,331,000 during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirty-nine weeks ended December 31, 2009:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 2, 2009	$26,733	$(253,164)	$(81)	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	4,328	(4,328)	—
Receipt of excess cash distribution	(1,142)	—	—	15,977	(14,835)	—
Payment on Loews Screen Integration Agreement	—	—	81	(81)	—	—
Amortization of deferred revenue	—	2,274	—	—	—	(2,274)
Equity in earnings(4)	1,543	—	—	—	(1,543)	—

Ending balance December 31, 2009	$27,134	$(250,890)	$—	$20,224	$(20,706)	$(2,274)

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

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The inputs used to develop these fair value measurements are established in a hierarchy, which ranks the quality and reliability of the information used to determine the fair values. The fair value classification

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

is based on levels of inputs. Assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2009 Using
(In thousands)	Total Carrying Value at December 31, 2009	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$500,544	$500,544	$—	$—
Equity securities, available-for-sale:
Deferred compensation plan assets	3,469	3,469	—	—
Non-qualified defined benefit plan assets	111	111	—	—

Total assets at fair value	$504,124	$504,124	$—	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities primarily consist of mutual funds invested in equity, fixed income, and international funds. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The amortized cost basis of the equity securities held as of December 31, 2009 is $3,204,000.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position, for which it is practicable to estimate that value. At December 31, 2009, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,074,922,000 and the fair value was approximately $2,083,256,000. At April 2, 2009, the carrying amount of the corporate borrowings was approximately $1,928,736,000 and the fair value of was approximately $1,699,681,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of estimated liabilities recorded for theatre and other closure is as follows (in thousands):

	Theatre and Other
	Thirty-nine Weeks Ended December 31, 2009	Thirty-nine Weeks Ended January 1, 2009
Beginning balance	$7,386	$10,844
Theatre and other closure (income) expense	2,183	(2,064)
Transfer of property tax liability	715	7
Transfer of deferred rent liability	2,112	2,828
Cash payments	(5,354)	(3,035)

Ending balance	$7,042	$8,580

        The ending balance is included with accrued expenses and other liabilities in the accompanying consolidated balance sheets.

NOTE 9—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009
Federal statutory rate	35.0%	35.0%
Valuation allowance	(15.2)	(34.3)
State income taxes, net of federal tax benefit	(27.0)	(3.5)
Permanent items	7.5	(0.7)
Other, net	(0.3)	(0.1)

Effective tax rate	0.0%	(3.6)%

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 9—INCOME TAXES (Continued)

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

        Parent completed the repurchase of certain term loans under the Parent Term Loan Facility in fiscal 2010, which generated cancellation of debt income. Based upon the historical tax sharing arrangement, Parent will utilize the Company's net operating losses in future years. During fiscal 2009, the Company reversed $31,000,000 of its valuation allowance through Goodwill in anticipation of future utilization by Parent. During fiscal 2010, the Company reversed an additional $1,150,000 of valuation allowance through income tax expense in anticipation of future utilization by Parent. The Company continues to record a valuation allowance against its remaining net deferred tax assets due to the uncertainty regarding the ultimate realization of these assets in all taxing jurisdictions.

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

        The Company has reviewed all of its historical tax positions as well as new positions adopted during fiscal 2010. The net change in the reserve for uncertain tax positions from April 3, 2009 to December 31, 2009 is a net increase of approximately $700,000 related to current positions adopted.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 10—EMPLOYEE BENEFIT PLANS (Continued)

        The Company made pension contributions of approximately $3,486,000 during the second quarter and $79,000 during the third quarter of fiscal 2010. In addition, the Company expects to make pension contributions of approximately $351,000 in the fourth quarter of fiscal 2010.

        Net periodic benefit cost (income) recognized for the plans during the thirteen weeks ended December 31, 2009 and January 1, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Components of net periodic benefit cost:
Service cost	$45	$98	$53	$59
Interest cost	1,101	1,166	324	312
Expected return on plan assets	(748)	(1,274)	—	—
Amortization of gain	(8)	(404)	(70)	(23)
Amortization of prior service credit	—	—	(135)	(136)
Amortization of transition obligation	—	8	—	—

Net periodic benefit cost (income)	$390	$(406)	$172	$212

        Net periodic benefit cost (income) recognized for the plans during the thirty-nine weeks ended December 31, 2009 and January 1, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Components of net periodic benefit cost:
Service cost	$135	$324	$157	$343
Interest cost	3,303	3,365	972	799
Expected return on plan assets	(2,243)	(3,823)	—	—
Amortization of (gain) loss	141	(1,210)	(208)	(46)
Amortization of prior service credit	—	—	(407)	(272)
Amortization of transition obligation	—	28	—	—

Net periodic benefit cost (income)	$1,336	$(1,316)	$514	$824

NOTE 11—CORPORATE BORROWINGS

        On June 9, 2009, AMCE completed the offering of $600,000,000 aggregate principal amount of its 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding $250,000,000 aggregate principal amount 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by AMCE on or before the early tender date (the "Cash Tender Offer"). AMCE used the net proceeds from the issuance of the Notes

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 11—CORPORATE BORROWINGS (Continued)

due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. AMCE recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirty-nine weeks ended December 31, 2009, which included previously capitalized deferred financing fees of $3,312,000, a consent fee paid to the holders of $7,142,000 and other expenses of $372,000. On August 15, 2009, AMCE redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. AMCE recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the thirty-nine weeks ended December 31, 2009, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holders of $257,000 and other expenses of $36,000.

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

        As of December 31, 2009, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, Discount Notes due 2014, and the Notes due 2019.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE is negotiating the extent of betterments related to the remaining remedies required for line-of-sight violations consistent with the Ninth Circuit's decision. The improvements will be made over a 5 year term. The Justice Department moved for reconsideration on the line-of-sight matters and was denied on June 8, 2009 by the Ninth Circuit Court of Appeals. The case reverts to the trial court this spring. AMCE has recorded a liability of approximately $349,000 for estimated fines related to this matter.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMCE estimates that the total cost of these betterments will be approximately $54,000,000, and through December 31, 2009 AMCE has incurred approximately $29,816,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

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

        Union Sponsored Pension Plan.    On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. In the

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

second quarter of fiscal 2010, the Company made a complete withdrawal from the plan which triggered an additional liability estimated to be $1,400,000. However, the Company also estimates that approximately $2,839,000 of the total liability was discharged in bankruptcy by companies it acquired. As of December 31, 2009, the Company has recorded a liability related to this matter in the amount of $4,440,000 and has made contributions of approximately $2,421,000. The final withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

        Kerasotes Acquisition.    On December 9, 2009, the Company entered into a definitive agreement with Kerasotes ShowPlace Theatres,  LLC ("Kerasotes") pursuant to which the Company will acquire substantially all of the assets of Kerasotes. Kerasotes operates 96 theatres and 973 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been newly built since 1994. Completion of the acquisition is subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice antitrust approval. The Company's estimated cash outlays for the acquisition of Kerasotes are anticipated to be up to $275,000,000.

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

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-06"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and is effective for the Company as of the end of fiscal 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011. The Company is currently evaluating the enhanced disclosure requirements of this pronouncement.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

(Unaudited)

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force, ("ASU 2009-13"). This Update provides amendments to the criteria in Subtopic 605-25 that addresses how to separate multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, this amendment significantly expands the disclosure requirements related to multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is effective for the Company as of the beginning of fiscal 2012. Early adoption is permitted. The Company is in the process of evaluating the impact ASU 2009-13 will have on its financial statements.

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

December 31, 2009

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

December 31, 2009

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

Holdings Dividends to Parent

        During April and May of 2009, Holdings made dividend payments to its stockholder, Parent, totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduce the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

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

  •
  the timely completion of our acquisition of Kerasotes ShowPlace Theatres, LLC ("Kerasotes");

  •
  our ability to integrate the Kerasotes theatres with minimal disruption to our business;

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirty-nine weeks ended December 31, 2009, we opened one new managed theatre with 6 screens in the U.S. pursuant to a joint venture arrangement and closed nine theatres with 90 screens in the U.S. As of December 31, 2009, we owned, operated or had interests in 299 theatres and 4,528 screens, with 99%, or 4,473, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

        Our principal direct and indirect owned subsidiaries are AMC Entertainment Inc. ("AMCE") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our theatrical exhibition business through AMCE and its subsidiaries and AMCEI and its subsidiaries.

        Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of packaged tickets, on-line ticketing fees and arcade games located in theatre lobbies.

        Box office admissions provide our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture's run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, converting existing screens to 3D and IMAX and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 247 screens and our IMAX screens by 46 screens since January 1, 2009; and as of December 31, 2009, approximately 8.0% of our screens were 3D screens and 1.7% of our screens were IMAX screens.

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

        On December 29, 2008, we sold all of our interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000 and costs related to the disposition were $4,178,000. During the thirty-nine weeks ended December 31, 2009, we received payments of $4,342,000 of purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. Additionally, we estimate that we are contractually entitled to receive an additional $9,866,000 of the purchase price related to tax payments and refunds. While we expect to ultimately recover all amounts we are contractually entitled to from Cinemex, the collection may require prolonged resolution of various amounts. As of December 31, 2009, the amount due from Cinemex for tax payments and refunds associated with the sale was $9,866,000, of which $9,332,000 has been classified by us as a long-term asset.

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

        The operations and cash flows of the Cinemex theatres have been eliminated from our ongoing operations as a result of the disposal transaction. We will not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        On June 9, 2009, AMCE completed the offering of $600,000,000 aggregate principal amount of our 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, AMCE launched a cash tender offer and consent solicitation for any and all of our then outstanding $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). AMCE used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. AMCE recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirty-nine weeks ended December 31, 2009, which included previously capitalized deferred financing fees of $3,312,000, consent fee paid to holders of $7,142,000, and other expenses of $372,000. On August 15, 2009, AMCE redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. AMCE recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the thirty-nine weeks ended December 31, 2009, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holder of $257,000 and other expenses of $36,000.

        On December 9, 2009, we entered into a definitive agreement with Kerasotes pursuant to which we will acquire substantially all of the assets of Kerasotes. Kerasotes operates 96 theatres and 973 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been newly built since 1994. Completion of the acquisition is subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice antitrust approval. Our estimated cash outlays for the acquisition of Kerasotes are anticipated to be up to $275,000,000.

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

        The common stock value of $339.59 per share used to estimate the fair value of each option on the May 28, 2009 grant date was based upon a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors. Management chose not to obtain a contemporaneous valuation performed by an unrelated valuation specialist as management believed that the valuation obtained at January 1, 2009 and the subsequent stock sales and purchases were recent and could easily be updated and rolled forward without engaging a third party and incurring additional costs. Additionally, management considered that the number of options granted generated a relatively low amount of annual expense over 5 years ($130,100) and that any differences in other estimates of fair value would not be expected to materially impact the related annual expense. The common stock value was estimated based on current estimates of annual operating cash flows multiplied by the current average peer group multiple for similar publicly traded competitors of 6.7x less net indebtedness, plus the current fair value of our investment in NCM. Management compared the estimated stock value of $339.59 per share with the $323.95 value per share discussed above related to the March 6, 2009 option grant and noted the overall increase in value was primarily due the following:

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

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. We perform our annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the downturns in the economic operating environment related to the credit and capital market crisis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2009.

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

        Goodwill and Other Intangible Assets.    Our recorded goodwill was $1,836,731,000 as of December 31, 2009 and April 2, 2009, and unamortized trademark intangible assets were $74,000,000 as of December 31, 2009 and April 2, 2009. We evaluate goodwill and our trademark for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our U.S. and Canada operating segment which represents 99% of the screens in our Theatrical Exhibition operating segment used for financial reporting purposes. The reporting unit for purposes of evaluating recorded goodwill for impairment is our U.S. and Canada operating segment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by using the income approach and the market approach as discussed below which we believe are appropriate methods to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value.

        We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of downturns in the economic operating environment related to the credit and capital market crisis and declines in equity values for our publicly traded peer group competitors. While the fair value of our Theatrical Exhibition operations exceeded the carrying value at the time and management does not believe that impairment is probable, the performance of our Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. In the future, if the carrying value of our reporting unit exceeds the estimated fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of our Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

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

        During the calendar year 2009, the equity values of our publicly traded peer group competitors increased by an average of approximately 67% from the third fiscal quarter ended on January 1, 2009.

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

        We believe that the oversight of the investments held under our frozen defined benefit pension plans is rigorous and that the investment strategies are prudent. The market value of the investments within the frozen pension plan trusts declined by approximately 36% during the fifteen months ended April 2, 2009, which was partially offset by an increase of approximately 23% during the nine months ended December 31, 2009. The benefit plan assets and obligations of our frozen plans are remeasured annually and any future reductions in plan assets from investment losses will result in an increase to the plans' unfunded status and a decrease in stockholder's equity upon actuarial revaluation of the plan for the upcoming year. Changes in the value of our frozen plan assets (during fiscal 2010) will not have an impact on the income statement for fiscal 2010; however, any additional reductions in benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. We have recorded net periodic benefit cost (income) for our pension and postretirement plans of $(1,890,000), $1,461,000, and $(4,454,000) during the periods ended April 2, 2009, April 3, 2008, and March 29, 2007, respectively and expect to record net periodic benefit expense for our pension and post retirement plans of $2,412,000 during fiscal 2010.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	% Change	December 31, 2009	January 1, 2009	% Change
	(Dollars in thousands, except operating data)
Revenues
Admissions	$444,420	$376,917	17.9%	$1,281,145	$1,198,365	6.9%
Concessions	166,867	148,757	12.2%	487,908	478,507	2.0%
Other theatre	15,895	13,261	19.9%	44,493	44,292	0.5%

Total revenues	$627,182	$538,935	16.4%	$1,813,546	$1,721,164	5.4%

Cost of Operations
Film exhibition costs	$239,275	$196,439	21.8%	$696,704	$646,551	7.8%
Concession costs	18,378	16,000	14.9%	53,448	51,017	4.8%
Operating expense	153,399	141,330	8.5%	445,179	435,411	2.2%
Rent	110,423	111,724	-1.2%	331,107	336,873	-1.7%
Preopening expense	1,247	1,481	-15.8%	2,681	4,541	-41.0%
Theatre and other closure (income) expense	1,568	269	* %	2,183	(2,064)	* %

	524,290	467,243	12.2%	1,531,302	1,472,329	4.0%

General and administrative expense:
Merger, acquisition and transaction costs	485	306	58.5%	809	558	45.0%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	14,709	10,741	36.9%	40,867	33,878	20.6%
Depreciation and amortization	47,472	50,464	-5.9%	142,949	151,520	-5.7%
Impairment of long-lived assets	—	73,547	* %	—	73,547	* %
Disposition of assets and other (gains) losses	(617)	219	* %	(878)	(136)	* %

Total costs and expenses	$587,589	$603,770	-2.7%	$1,718,799	$1,735,446	-1.0%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Operating Data—Continuing Operations (at period end):
Screen additions	—	23	6	83
Screen dispositions	46	7	90	61
Average screens—(1)	4,462	4,554	4,501	4,546
Number of screens operated(2)			4,528	4,628
Number of theatres operated			299	309
Screens per theatre			15.1	15.0
Attendance—(1) (in thousands)	51,662	46,608	152,147	149,457

(1)
Includes consolidated theatres only.

(2)
Includes 364 3D screens and 78 IMAX screens as of December 31, 2009 and 117 3D screens and 32 IMAX screens as of January 1, 2009.

        A reconciliation of earnings (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
Earnings (loss) from continuing operations before income taxes	$8,257	$(94,486)	$(6,826)	$(100,378)
Plus:
Interest expense	41,024	38,500	120,168	115,138
Depreciation and amortization	47,472	50,464	142,949	151,520
Impairment of long-lived assets	—	73,547	—	73,547
Preopening expense	1,247	1,481	2,681	4,541
Theatre and other closure expense (income)	1,568	269	2,183	(2,064)
Disposition of assets and other (gains) losses	(617)	219	(878)	(136)
Equity in earnings of non-consolidated entities	(7,517)	(6,033)	(18,127)	(15,739)
Investment income	(36)	(927)	(168)	(1,510)
Other expense(1)	—	—	11,276	—
General and administrative expense:
Merger and acquisition costs	485	306	809	558
Management fee	1,250	1,250	3,750	3,750
Stock-based compensation expense	410	774	1,248	2,323

Adjusted EBITDA	$93,543	$65,364	$259,065	$231,550

(1)
Other expense is comprised of the loss on extinguishment of indebtedness related to the Cash Tender Offer and remaining redemption.

Thirteen Weeks Ended December 31, 2009 and January 1, 2009

        Revenues.    Total revenues increased 16.4%, or $88,247,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009. Admissions revenues increased 17.9%, or $67,503,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009, due to a 10.8% increase in attendance and a 6.3% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of fiscal 2009) increased 19.0%, or $70,821,000, during the thirteen weeks ended December 31, 2009 from the comparable period last year. Attendance was positively impacted by more favorable IMAX and 3D film product during the thirteen weeks ended December 31, 2009 as compared to the thirteen weeks ended January 1, 2009, as well as by an increase in the number of IMAX and 3D screens that we operate. The increase in average ticket price was primarily due to increases in attendance from IMAX and 3D film product where we are able to charge more per ticket than for a standard 2D film, as well as our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres outperformed the overall industry comparable theatres in the markets where we operate. We believe our outperformance is primarily due to a year-over-year change in product genre including IMAX and 3D film product and the increase in the number of IMAX and 3D screens that we operate which was more favorable in the current year period. Concessions revenues increased 12.2%, or $18,110,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009, due to the increase in attendance and a 1.3% increase in average concessions per patron. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the thirteen weeks ended December 31, 2009. Other theatre revenues increased 19.9%, or $2,634,000 during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009, primarily due to increases in on-line ticket fees, non-presentment income from package ticket sales, and merchandise sales, partially offset by decreases in theatre rentals.

        Costs and expenses.    Total costs and expenses decreased 2.7%, or $16,181,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009. Film exhibition costs increased 21.8%, or $42,836,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009 due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.8% in the current period and 52.1% in the prior year period primarily due to an increase in admission revenues on higher grossing films, which typically carry a higher film cost as a percentage of admissions revenues. Concession costs increased 14.9%, or $2,378,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009 due to an increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current period compared with 10.8% in the prior period. As a percentage of revenues, operating expense was 24.5% in the current period as compared to 26.2% in the prior period. Rent expense decreased 1.2%, or $1,301,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009 primarily due to rent reductions resulting from co-tenancy provisions in certain lease agreements not being met in certain locations. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future. Preopening expense decreased $234,000 during the thirteen weeks ended December 31, 2009 due to a decline in screen additions. During the thirteen weeks ended December 31, 2009, we recognized $1,568,000 of theatre and other closure expense due primarily to the closure of one theatre and accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $179,000 during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009.

        Management fees.    Management fees were unchanged during the thirteen weeks ended December 31, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 36.9%, or $3,968,000, during the thirteen weeks ended December 31, 2009 compared to the thirteen weeks ended January 1, 2009 due primarily to increases in expected annual incentive compensation, salaries expense and net periodic pension expense, partially offset by a decrease in expense related to a union-sponsored pension plan. During the thirteen weeks ended January 1, 2009, we recorded $2,839,000 of expense related to our partial withdrawal liability for a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 5.9%, or $2,992,000, compared to the prior period due primarily to the impairment of long-lived assets in fiscal 2009.

        Impairment of Long-Lived Assets.    During the thirteen weeks ended January 1, 2009, we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts,

Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on internal use software, recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of our assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in impairment charges of $786,000.

        Disposition of Assets and Other (Gains) Losses.    Disposition of assets and other (gains) losses were $(617,000) in the current period compared to $219,000 in the prior period.

        Other (Income) Expense.    Other (income) expense includes $(2,079,000) and $(1,889,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively.

        Interest Expense.    Interest expense increased 6.6%, or $2,524,000, primarily due to an increase in interest expense related to the issuance of the Notes due 2019, partially offset by a decrease in interest rates on the Senior Secured Credit Facility and extinguishment of debt from the Cash Tender Offer.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $7,517,000 in the current period compared to $6,033,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $7,440,000 and $9,081,000 for the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the thirteen weeks ended January 1, 2009.

        Investment Income.    Investment income was $36,000 for the thirteen weeks ended December 31, 2009 compared to $927,000 for the thirteen weeks ended January 1, 2009. The thirteen weeks ended January 1, 2009 includes a gain of $2,383,000 from the May 2008 sale of our investment in Fandango, which was the result of receiving the final distribution from the general claims escrow account. During the thirteen weeks ended January 1, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision.    The income tax provision from continuing operations was $0 for the thirteen weeks ended December 31, 2009 and $1,982,000 for the thirteen weeks ended January 1, 2009.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented. See Note 2—Discontinued Operations for the components of the earnings from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $8,751,000 and $(94,383,000) for the thirteen weeks ended December 31, 2009 and January 1, 2009, respectively. Net earnings were favorably impacted by the increase in attendance during the thirteen weeks ended December 31, 2009. Net loss for the thirteen weeks ended January 1, 2009 was primarily due to impairment charges of $73,547,000.

Thirty-nine Weeks Ended December 31, 2009 and January 1, 2009

        Revenues.    Total revenues increased 5.4%, or $92,382,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009. Admissions revenues increased 6.9%, or $82,780,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009, due to a 5.0% increase in average ticket prices and a 1.8% increase in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2009) increased 7.0%, or $81,944,000, during the thirty-nine weeks ended December 31, 2009 from the comparable period last year. The increase in average ticket price was primarily due to increases in attendance from IMAX and 3D film product where we are able to charge more per ticket than for a standard 2D film, as well as our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance was positively impacted by more favorable IMAX and 3D film product during the thirty-nine weeks ended December 31, 2009 as compared to the thirty-nine weeks ended January 1, 2009, as well as by an increase in the number of IMAX and 3D screens that we operate. Based upon available industry sources, box office revenues of our comparable theatres outperformed the overall industry comparable theatres in the markets where we operate. We believe our outperformance is primarily due to a year-over-year change in product genre including IMAX and 3D film product and the increase in the number of IMAX and 3D screens that we operate which was more favorable in the current year period. Concessions revenues increased 2.0%, or $9,401,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009, due primarily to the increase in attendance. Other theatre revenues increased 0.5%, or $201,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009, primarily due to increases in non-presentment income from package ticket sales and on-line ticket fees, partially offset by a reduction in theatre rentals.

        Costs and expenses.    Total costs and expenses decreased 1.0%, or $16,647,000 during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009. Film exhibition costs increased 7.8%, or $50,153,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.4% in the current period and 54.0% in the prior year period. Concession costs increased 4.8%, or $2,431,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009 due to an increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current period compared with 10.7% in the prior period. As a percentage of revenues, operating expense was 24.5% in the current period as compared to 25.3% in the prior period. Rent expense decreased 1.7%, or $5,766,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009 primarily due to rent reductions from landlords related to co-tenancy provisions in certain lease agreements. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future. Preopening expense decreased $1,860,000 during the thirty-nine weeks ended December 31, 2009 due to a decline in screen additions. During the thirty-nine weeks ended December 31, 2009, we recognized $2,183,000 of theatre and other closure expense due primarily to the closure of one theatre and accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $251,000 during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009.

        Management fees.    Management fees were unchanged during the thirty-nine weeks ended December 31, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 20.6%, or $6,989,000, during the thirty-nine weeks ended December 31, 2009 compared to the thirty-nine weeks ended January 1, 2009 due primarily to expected annual incentive compensation, salaries expense, and net periodic pension expense, partially offset by a decrease in expense related to a union-sponsored pension plan. During the thirty-nine weeks ended January 1, 2009, we recorded $5,279,000 of expense related to our partial withdrawal liability for a union-sponsored pension plan. During the thirty-nine weeks ended December 31, 2009, we recorded $1,400,000 of expense related to our estimated complete withdrawal from the union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 5.7%, or $8,571,000, compared to the prior period due primarily to the impairment of long-lived assets in fiscal 2009.

        Impairment of Long-Lived Assets.    During the thirty-nine weeks ended January 1, 2009, we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on abandonment of internal use software, recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of our assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in impairment charges of $786,000.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $878,000 in the current period compared to $136,000 in the prior period.

        Other (Income) Expense.    Other (income) expense includes $(11,501,000) and $(11,793,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. Other (income) expense includes a loss of $11,276,000 related to the Cash Tender Offer during the thirty-nine weeks ended December 31, 2009.

        Interest Expense.    Interest expense increased 4.4%, or $5,030,000, primarily due to an increase in interest expense related to the issuance of the Notes due 2019, partially offset by a decrease in interest rates on the Senior Secured Credit Facility and extinguishment of debt from the Cash Tender Offer.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $18,127,000 in the current period compared to $15,739,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $20,706,000 and $18,957,000 for the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the thirty-nine weeks ended January 1, 2009.

        Investment Income.    Investment income was $168,000 for the thirty-nine weeks ended December 31, 2009 compared to $1,510,000 for the thirty-nine weeks ended January 1, 2009. The thirty-nine weeks ended January 1, 2009 includes a gain of $2,383,000 from the May 2008 sale of our investment in Fandango, which was the result of receiving the final distribution from the general claims escrow account. During the thirty-nine weeks ended January 1, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision.    The income tax provision from continuing operations was $0 for the thirty-nine weeks ended December 31, 2009 and $3,600,000 for the thirty-nine weeks ended January 1, 2009. See Note 9—Income Taxes for our effective income tax rate reconciliation.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented. See Note 2—Discontinued Operations for the components of the earnings from discontinued operations.

        Net Loss.    Net losses were $5,740,000 and $95,061,000 for the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. Net loss was impacted by an expense of $11,276,000 related to the Cash Tender Offer during the thirty-nine weeks ended December 31, 2009. Net loss for the thirty-nine weeks ended January 1, 2009 was primarily due to impairment charges of $73,547,000.

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

Holding Company Status

        Marquee Holdings Inc. is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMC Entertainment's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 11% Senior Subordinated notes due 2016, (the "Notes due 2016") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed $320,187,000 in the aggregate as of December 31, 2009. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $231,755,000 and $190,168,000 during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. The increase in cash flows provided by operating activities for the thirty-nine weeks ended December 31, 2009 was primarily due to an increase in accounts payables and accrued expenses and other liabilities as a result of an increase in revenues. Cash flows during the thirty-nine weeks ended December 31, 2009 include consent fee payments of $7,399,000 related to the

Cash Tender Offer, which reduced our cash flows from operating activities. We had working capital surplus as of December 31, 2009 and April 2, 2009 of $140,046,000 and $257,714,000, respectively. Working capital includes $148,753,000 and $121,628,000 of deferred revenues as of December 31, 2009 and April 2, 2009, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $187,154,000 on our Credit Facility to meet these obligations as of December 31, 2009.

Cash Flows provided by (used in) Investing Activities

        Cash flows provided by (used in) investing activities, as reflected in the consolidated statements of cash flows, were $(59,682,000) and $133,062,000, during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. Cash outflows from investing activities include capital expenditures of $59,482,000 and $91,606,000 during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively. We expect that our gross capital expenditures cash outflows will be approximately $100,000,000 to $110,000,000 for fiscal 2010.

        We received $224,686,000 from the sale of Cinemex during the thirty-nine weeks ended January 1, 2009. We have received an additional $4,342,000 of purchase price related to the tax payments and refunds and a working capital calculation and post closing adjustments during the thirty-nine weeks ended December 31, 2009, which are included in our gain on disposition from the sale of Cinemex.

        During the thirty-nine weeks ended December 31, 2009, we made partnership investments in non-consolidated entities accounted for under the equity method of approximately $6,024,000.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the consolidated statement of cash flows, were $(173,210,000) and $(22,095,000) during the thirty-nine weeks ended December 31, 2009 and January 1, 2009, respectively.

        During the thirty-nine weeks ended December 31, 2009 and January 1, 2009, AMCE made dividend payments to Holdings and Holdings made dividend payments to its stockholder, Parent, totaling $300,723,000 in fiscal 2010, which was treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        Proceeds from the issuance of the Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the Notes due 2019 were $16,257,000 during the thirty-nine weeks ended December 31, 2009.

        During the thirty-nine weeks ended December 31, 2009, we made principal payments of $250,000,000 in connection with the Cash Tender Offer and additional redemption and repaid $185,000,000 of borrowings under our revolving credit facility.

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

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009 for certain information about our Senior Secured Credit Facility, AMCE's 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), and 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and for certain information about Holdings' Discount Notes due 2014 and Parent's Term Loan Facility.

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility maturing on January 26, 2013 and a $200,000,000 revolving credit facility maturing on January 26, 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. As of December 31, 2009, we had no borrowings under the revolving credit facility and $624,000,000 was outstanding under the term loan facility at an interest rate of 1.74%.

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

        The indentures relating to our notes (Discount Notes due 2014, Notes due 2014, Notes due 2016 and Notes due 2019) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the Senior Discount Notes due 2014 indenture, we could borrow approximately $281,100,000 (assuming an interest rate of 8.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, the indenture relating to our Notes due 2019 limits our ability to incur liens, which limits our ability to secure any new indebtedness.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2019, Notes due 2016, and Notes due 2014, at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Sponsors are considered Permitted Holders as defined in each of the indentures and as such could create certain voting arrangements that would not constitute a change of control under the indentures.

        Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Discount Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

        Upon a change of control (as defined in the Parent Term Loan Facility), Lenders have the right to request Parent to prepay the Parent Term Loan Facility at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. The Sponsors are considered Permitted Holders as defined in the Parent Term Loan Facility and as such could create certain voting arrangements that would not constitute a change of control under the Parent Term Loan Facility.

        As of December 31, 2009, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, the Notes due 2019, and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings of AMCE, Holdings and Parent and payment of dividends.

Investment in NCM

        We hold an investment in 18.53% of NCM accounted for following the equity method. The fair market value of the common membership units is approximately $311,866,000 as of December 31, 2009. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $410,882,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        We have commitments and contingencies that were summarized in a table in our Form 10-K for the year ended April 2, 2009. The only material change in our commitments since April 2, 2009 has been as a result of the issuance of the Notes due 2019, the Cash Tender Offer, repayment of amounts borrowed under the revolving credit facility and entry into a definitive agreement for the acquisition of Kerasotes.

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

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Acquisitions and Capital Related Betterments(3)	Pension Funding(4)	Total Commitments (Pro forma)
2010	$9,075	$6,500	$153,855	$393,452	$19,645	$6,396	$588,923
2011	9,225	6,500	153,723	393,321	287,754	1,937	852,460
2012	8,023	6,500	153,592	379,991	—	437	548,543
2013	7,055	609,375	151,408	367,166	—	—	1,135,004
2014	6,706	300,000	139,145	345,761	—	—	791,612
Thereafter	68,628	1,165,795	352,002	2,298,514	—	—	3,884,939

Total	$108,712	$2,094,670	$1,103,725	$4,178,205	$307,399	$8,770	$7,801,481

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts or premiums on issuance.

(2)
Interest expense on the term loan was estimated at 2.021% based upon the interest rates in effect as of April 2, 2009.

(3)
Includes committed capital expenditures and acquisitions including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures. Our estimated cash outlays for the acquisition of Kerasotes are anticipated to be up to $275,000,000.

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

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of December 31, 2009 and had $624,000,000 outstanding under the term loan facility on December 31, 2009. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $4,972,000 during the thirty-nine weeks ended December 31, 2009.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $240,795,000 of our Discount Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014, Notes due 2019, and Discount Notes due 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Notes due 2019, and Discount Notes due 2014.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $537,000 and $8,459,000, respectively, as of December 31, 2009.

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

        The Justice Department moved for reconsideration on the line-of-sight matters and was denied on June 8, 2009 by the Ninth Circuit Court of Appeals. The case reverts to the trial court this spring.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On December 8, 2009, the Requisite Stockholder Majority of AMC Entertainment Holdings, Inc. unanimously approved the Unit Purchase Agreement of Kerasotes ShowPlace Theatres, LLC. The Company's estimated cash outlays for the acquisition of Kerasotes are anticipated to be up to $275,000,000. The agreement is subject to regulatory approvals.

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

MARQUEE HOLDINGS INC.
Date: February 8, 2010	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: February 8, 2010	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer