Form 10-K
period 2010-04-01
Marquee Holdings Inc.
filed 2010-06-15
CIK 1303276

Use these links to rapidly review the document
Table of Contents1
Table of Contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         No voting stock of Marquee Holdings Inc. is held by non-affiliates of Marquee Holdings Inc.

Title of each class of common stock	Number of shares Outstanding as of May 7, 2010
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE
None

MARQUEE HOLDINGS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 1, 2010

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

        AMCE is a wholly owned subsidiary of Marquee Holdings Inc., an investment vehicle owned through AMC Entertainment Holdings, Inc. ("Parent") by J.P. Morgan Partners, LLC ("JPMP"), Apollo Management, L.P. and certain related investments funds ("Apollo") and affiliates of Bain Capital Partners ("Bain"). The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively with JPMP and Apollo the "Sponsors").

        AMCE was founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000. Our Internet address is www.amctheatres.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to these Reports are available free of charge on our Internet website under the heading "Investor relations" as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

(b)   Financial Information about Segments

        In both fiscal 2010 and 2009, we identified one reportable segment for our theatrical exhibition operations. Previously, we had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in fiscal 2009, we consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to National CineMedia, LLC ("NCM"). In fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment. Certain prior period information has been reclassified to conform to the current period presentation.

        For information about our operating segment, see Note 15—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on a number of measures, including total revenues, total number of screens and annual attendance. For the fiscal year ended April 1, 2010, AMCE had revenues of $2,417,739,000 and earnings from continuing operations of $77,324,000. As of April 1, 2010, we owned, operated or held interests in 297 theatres with a total of 4,513 screens, approximately 99% of which were located in the United States and Canada. Our theatres are primarily located in large urban markets in which we have a strong market position relative to our competition. As of April 1, 2010, we operated 81 IMAX screens, which made us the largest IMAX exhibitor in the world and we operated 594 digital screens, 475 of which were equipped with RealD 3D capabilities.

        We have improved and plan to continue to invest in the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, by repurposing theatres to incorporate new concepts and technologies and by disposing of older screens through closures and sales. For instance, in the last two fiscal years we have invested $58,200,000 to introduce new sight and sound platforms (IMAX, 3D, Enhanced Theatre Experience ("ETX")) and new food and beverage concepts including in-theatre dining, all of which provide our customers an enhanced movie-going experience significantly differentiated from traditional offerings. We contributed 342 digital projection systems that we owned to Digital Cinema Implementation Partners, LLC on March 10, 2010 as part of our initial investment in DCIP of $21,768,000.

        The following table provides detail with respect to Digital, IMAX, 3D and deployment of our expanded food and beverage offerings as deployed throughout our circuit on April 1, 2010.

Format	Theatres	Screens	Planned Fiscal 2011 Screen Deployment
Digital	262	594	1,150 - 1,250
3D	250	475	550 - 650
IMAX	81	81	25 - 30
ETX	4	4	20 - 25
In-theatre dining	3	20	40 - 60

        The following table provides detail with respect to the geographic location of our Theatrical Exhibition circuit as of April 1, 2010:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	42	651
Texas	22	437
Florida	21	368
New Jersey	23	304
Illinois	18	271
New York	25	267
Michigan	11	194
Arizona	9	183
Georgia	11	177
Pennsylvania	12	142
Washington	13	141
Massachusetts	10	129
Maryland	12	127
Missouri	9	123
Virginia	7	113
Ohio	5	86
Colorado	4	74
Louisiana	5	68
Minnesota	4	64
North Carolina	3	60
Oklahoma	3	60
Kansas	2	48
Connecticut	2	36
Indiana	2	28
Nebraska	1	24
District of Columbia	3	22
Kentucky	1	20
Wisconsin	1	18
Arkansas	1	16
South Carolina	1	14
Utah	1	9
Canada	8	184
China (Hong Kong)(2)	2	13
France	1	14
United Kingdom	2	28

Total Theatrical Exhibition	297	4,513

(1)
Included in the above table are eight theatres and 83 screens that we manage or in which we have a partial interest.

(2)
In Hong Kong, we maintain a partial interest represented by a license agreement for use of our trademark.

        We have improved the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, by transforming theatres to incorporate new concepts and technologies, and by disposing of older screens through closures and sales. As of April 1, 2010, 3,505, or approximately 78%, of our screens were located in megaplex theatres. Our average number of screens per theatre as of April 1, 2010 was 15.2, which was more than twice the National Association of Theatre Owners average of 6.9 for calendar year 2009 and higher than any of our peer competitors.

        We were founded in 1920 and since that time have pioneered many of the industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews and General Cinema and subsequent to the end of fiscal year 2010, Kerasotes. We have a demonstrated track record of successfully integrating those companies through timely conversion to AMC's operating procedures, headcount reductions, consolidation of corporate functions and adoption of best practices.

        The following table sets forth historical information of AMC Entertainment, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions and end of period operated theatres and screens through April 1, 2010:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
2006	7	106	116	1,363	7	60	335	4,770
2007	7	107	2	32	26	243	318	4,666
2008	9	136	—	—	18	196	309	4,606
2009	6	83	—	—	8	77	307	4,612
2010	1	6	—	—	11	105	297	4,513

	30	438	118	1,395	70	681

        Subsequent to April 1, 2010, we completed our acquisition of Kerasotes, as more fully described under "Mergers and Acquisitions," which will increase our theatre and screen count by 83 and 812, respectively.

        We have also created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our Company. We believe these initiatives will continue to generate incremental value for our Company in the future. For example:

  •
  We are the world's largest IMAX exhibitor with 81 screens as of April 1, 2010. With a 43% market share in the U.S., our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor. During June 2010, we announced an expansion of our IMAX relationship. Under this expanded agreement, we expect to increase our IMAX screen count to 115 during fiscal year 2012.

  •
  During fiscal 2010, we introduced our proprietary large screen digital format, ETX, at four locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system three times more powerful than a traditional auditorium, and digital projection having twice the clarity of high definition. Over the next three years, we intend to renovate and upgrade approximately 70 screens to our ETX network across our theatres.

  •
  During fiscal 2010, Digital Cinema Implementation Partners LLC ("DCIP"), our joint venture with two other exhibitors, completed its formation and $660 million funding to facilitate the financing and deployment of digital technology in our theatres. We anticipate that our deployment of digital projection systems should take three and a half years to complete. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D systems in our theatres. As of April 1, 2010, we had 475 RealD enabled systems.

    Concurrent with our digital rollout, we plan to have enabled 1,500 RealD screens across our theatre network by the end of fiscal year 2012.

  •
  As of April 1, 2010, we had eight theatres featuring our proprietary food and beverage concepts. We believe that these enhanced food and beverage concepts allow us to offer a more diverse array of food types such as expanded menus and venues including in-theatre dining, which should appeal to a greater cross section of potential customers. We plan to continue our expanded food and beverage investments to cover an additional 125 to 150 theatres over the next three years.

  •
  We are a founding member of NCM, a cinema screen advertising venture. As of April 1, 2010, we had an 18.23% interest in NCM. See Note 5-Investments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. The digital network consists of projectors used to display advertising and other non-film events. NCM's primary activities that impact our theatres include:

  •
  advertising through its branded "First Look" pre-feature entertainment program, and lobby promotions and displays,

  •
  live and pre-recorded networked and single-site meetings and events, and

  •
  live and pre-recorded concerts, sporting events and other non-film entertainment programming.

    We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  Our ticket inventory is currently on sale at two different Internet ticketing vendors. We are a founding partner and currently own approximately 26% of MovieTickets.com, an Internet ticketing venture representing over 150 exhibitors with 12,000 screens. During 2009, MovieTickets.com sold over 15 million tickets, including approximately 6.8 million for AMC. We also partner with Fandango for Internet ticketing services for certain of our theatres. During 2009, Fandango sold over 24 million tickets, including approximately four million for AMC.

Disposition of International Theatrical Exhibition Operating Segment

        From fiscal 2006 to fiscal 2009 we disposed of the theatres owned and operated by us in Japan, Hong Kong, Spain, Portugal and Mexico, as well as all joint venture ownership interests in international theatres in Argentina, Brazil, Chile, Uruguay and Spain. The operations and cash flows of these theatres have been eliminated from our ongoing operations as a result of the dispositions. We do not have any significant continuing involvement in these theatres. The results of operations of those theatres owned and operated by us have been classified as discontinued operations for all periods presented.

Mergers and Acquisitions

        In January 2006, Holdings merged with LCE Holdings Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMCE continuing after the merger (the "Merger," and collectively, the "Mergers"). Operating results of the acquired theatres are included in our consolidated statements of operations from January 26, 2006.

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

        On December 9, 2009, we entered into a definitive agreement with Kerasotes ShowPlace Theatres, LLC ("Kerasotes") to acquire substantially all of the assets of Kerasotes. Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. On May 24, 2010, we completed the acquisition. The purchase price for the Kerasotes theatres paid in cash at closing was $275,000,000 and is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

Our Competitive Strengths

        There are several principal characteristics of our business that we believe make us a particularly effective competitor in our industry and position us well for future growth. These include:

  •
  Our major market position;

  •
  Our modern, highly productive theatre circuit;

  •
  Our strong cash flow generation; and

  •
  Our proven management team.

        Major Market Position.    We are one of the world's leading theatrical exhibition companies by having broad major market diversification and leading market share within our markets. As of April 1, 2010, 94% of our screens were in the top 50 Designated Market Areas as defined by Nielsen Media Research ("DMAs") and 79% were in the top 25 DMAs. We operated in 23 of the top 25 DMAs and had the number one or two market share in each of the top 15 DMAs, including New York City, Los Angeles, Chicago, Philadelphia, San Francisco and Boston. In certain of our densely populated urban markets, we believe there is scarcity of attractive retail real estate opportunities, which enhances the strategic value of our existing theatres. We believe that customers in our major markets are more affluent and culturally diverse as compared to those in smaller markets. During fiscal 2010, 59% of all U.S. box office receipts derive from the top 25 DMAs and 75% derive from the top 50 DMAs, our major market presence makes our theatres more highly visible and more important to content providers who rely on our markets for a disproportionate share of box office receipts.

        Traditionally, the population densities, affluence and ethnic and cultural diversity of top DMAs have created a greater opportunity to exhibit a broad array of film genres, which we believe drives higher levels of attendance at our theatres as compared to theatres in less densely populated markets. Historically, this has produced the highest per screen and per theatre operating metrics among the group consisting of us and Regal Entertainment Group and Cinemark Holdings, Inc., the companies we view as our peers. We believe our strong presence in major markets positions us well relative to our peer competitors to take advantage of opportunities for incremental revenues associated with operating a digital theatre circuit, such as alternative content, given our patrons' interest in a broader array of content offerings. We also believe the complexity inherent in operating in these major markets is a deterrent to other less sophisticated competitors, protecting our share position in-market.

        Modern, Highly Productive Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound, enhanced seat design and a variety of food and beverage offerings. As of April 1, 2010, 3,505, or approximately 78%, of our screens were located in megaplex theatres. Over the past five years we invested approximately $656,374,000 to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        We believe the combination of our market and operating strategies enables us to deliver industry-leading theatre level operating metrics. For the fiscal year ended April 1, 2010, our theatre exhibition circuit produced attendance per average theatre of 679,000 (approximately 19% higher than our closest peer competitor) and revenues per average theatre of $8.2 million (approximately 52% higher than our closest peer competitor).

        As of April 1, 2010, we had installed 594 digital projectors in our existing theatre base. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP. We intend to install 1,150 to 1,250 more digital projectors in fiscal 2011. We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres. We believe operating a digital theatre circuit will provide us with greater flexibility in exhibiting our content, which we expect will enhance our capacity utilization, enable us to achieve higher ticket prices for differentiated content formats such as 3D, and provide incremental revenue from exhibition of alternative content such as live concerts, sporting events, Broadway shows and opera.

        We believe our circuit is better positioned than our competitors to benefit from broader and more diverse food and beverage offerings. During fiscal 2010, we introduced proprietary food and beverage offerings that can be deployed across our theatre circuit depending upon the needs and unique circumstances of each theatre. At the lowest capital investment, Concession Freshen engages the traditional guest with better assortment and more appealing signage and merchandising fixtures. Concession Stand of the Future introduces a more efficient transaction-focused post-pay format in addition to significantly expanded stock-keeping units. During the past two fiscal years, we also introduced in-theatre dining concepts featuring Fork & Screen, a casual in-theatre dining and entertainment experience; Cinema Suites, a premium, upscale in-theatre dining and entertainment option and MacGuffins™, a bar and lounge area.

        Strong Cash Flow Generation.    The U.S. theatrical exhibition industry has a long-term history of steady box office growth, even during times of economic downturn. When combined with our major market focus and highly productive theatre assets, we have been able to generate significant and stable cash flow provided by operating activities. For the fiscal year ended April 1, 2010, our net cash provided by operating activities totaled $228,951,000. In future years, we expect to continue to generate cash flow sufficient to allow us to grow our revenues, maintain our facilities, invest in our business and service our debt.

        Proven Management Team.    Our management team has a unique combination of industry experiences and skill-sets, equipping them to effectively execute our strategies in an increasingly complex business environment. Our CEO's broad experience in a number of Consumer Packaged Goods ("CPG") and entertainment-related businesses expands AMC's growth perspectives well beyond traditional theatrical exhibition and has increased our focus on providing more value to our guests. Recent additions, including a Chief Marketing Officer ("CMO") and heads of Food & Beverage, Programming and Development/Real Estate augment our deep bench of industry experience with additional skill-sets and diverse expertise. The expanded breadth of our management team complements the established team known for operational excellence and a demonstrated history of innovation and industry consolidation.

 Our Strategy

        Our strategy is rooted in our mission to drive social relevance by providing our guests with a compelling entertainment experience while at the same time leading our industry in financial and operating metrics. Our strategy is driven by the following key elements:

  •
  Optimizing our theatres;

  •
  Maximizing guest engagement and loyalty; and

  •
  Maximizing operating efficiencies.

        Optimize our Theatres.    We will continue to broaden our content offerings through the installation of additional IMAX, ETX and 3D systems, present attractive alternative content and enhance our food and beverage offerings.

  •
  As of April 1, 2010, we have IMAX systems in place at 81 of our theatres, of which 40 IMAX projection systems were installed during fiscal 2010. We expect to increase our IMAX screen count to 115 during fiscal year 2012. These IMAX projection systems are slated to be installed in many of our top-performing locations in major U.S. markets, including New York City, Chicago, Los Angeles, Dallas, Houston, Philadelphia, San Francisco and Washington, D.C., each protected by geographic exclusivity. We have a leading market share of IMAX MPX digital projection systems, which enables us to capitalize on the growing number of films produced for this large screen format and the increasing consumer demand for this differentiated movie-going experience. We charge a premium price for the IMAX experience, which produces average weekly box office per print that is 300% over standard 2D versions of the same movie.

  •
  We have plans to install an additional 20 to 25 of our proprietary ETX large screen formats during fiscal 2011. We charge a premium price for the ETX experience and believe it offers a programming alternative that is complementary to IMAX.

  •
  As of April 1, 2010, we operated 475 screens enabled with digital 3D projection systems and target having over 1,500 by the end of fiscal year 2012. Digital technology facilitates the distribution of 3D content, enables alternative content offerings and generates operating efficiencies. We believe the growing amount of 3D content will continue to drive incremental attendance and revenues. During the past year, 3D versions of a movie have generated approximately 40% more in attendance than standard 2D versions of the same movie at an additional $1 to $5 more per ticket for a 3D movie than for a 2D movie. Digital technology will also enable us to broaden the entertainment offerings in our theatres and improve capacity utilization by using screens for the exhibition of alternative content. Additionally, digital technologies will enable us to create further operational and programming efficiencies in our theatres by making real-time decisions on the number and size of the auditoriums to program with content. Given our major market positions, the overall diversity of our patron base and our ability to better address customer preferences, we believe digital technologies will provide us with the opportunity for incremental revenues and improved overall operational efficiency.

  •
  We recently implemented initiatives to broaden and enhance our food and beverage offerings:

  •
  Expanding the menu of premium food and beverage products to include alcohol, healthy items, made to order, customized coffee, hot food items and other gourmet products.

  •
  Introduced in-theatre dining concepts at three theatres, featuring Fork & Screen, a casual, in-theatre dining and entertainment experience; Cinema Suites, a premium, upscale in-theatre dining and entertainment option; and MacGuffins™, a bar and lounge area. AMC Studio 30 in Olathe, Kansas is the first AMC location in the country to feature all three test concepts under one roof.

    These concepts allow movie-going patrons the unique convenience of combining the out-of-home dining and movie-going entertainment experience in one setting. Enthusiastic guests appreciate the reserved seating and other amenities offered. We have successfully implemented our in-theatre dining concepts to rejuvenate theatres approaching the end of their useful life as traditional movie theatres and in some of our larger theatres to more efficiently leverage their additional capacity. We currently operate three locations offering in-theatre dining and plan to open six more locations during fiscal 2011.

  •
  We will evaluate the potential for new theatres and, where appropriate, intend to replace underperforming theatres with new, modern theatres that offer amenities that are consistent with our portfolio. Lastly, we intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. Historically we have demonstrated a successful track record of integrating acquisitions such as Loews and General Cinema. Our acquisition of Loews on January 26, 2006 combined two leading theatrical exhibition companies, each with a long history of operating in the industry, and increased the number of screens we operated by 47%. As a result of the Kerasotes acquisition, we expect our theatre and screen counts to increase by 83 and 812, respectively.

        Maximizing Guest Engagement and Loyalty.    In addition to differentiating the AMC movie-going experience by deploying new sight and sound formats and food and beverage concepts, we are also focused on creating differentiation through guest marketing. We have had success in the past and intend to generate incremental attendance and revenues in the future by maximizing guest engagement and loyalty through a number of initiatives. Chief among these are:

  •
  Our frequent moviegoer loyalty program, which already has approximately 1.5 million active members. We are targeting a re-launch during fiscal 2011 with a new program that is richer, deeper and fee-based.

  •
  The launch of amctheatres.com and upgraded Interactive Voice Response ("IVR") systems to supplant traditional communication via newspapers with contemporary engagement platforms that offer comprehensive theatre, show time and movie related information. Additional means of consumer engagement are being expanded to include email, social networking, and Short Message Service ("SMS") messaging.

  •
  The addition of music, sports and other special events to transform our buildings into full-fledged entertainment venues. This growing complement to traditional content has grown to 62 events in fiscal 2010, including the very popular Metropolitan Opera series.

  •
  Targeting film content to the ethnic/lifestyles within individual theatre trade areas, which enables us to drive incremental traffic and create greater guest engagement. Our circuit-within-a-circuit initiative includes a number of guest profiles, including independent films, Latino, Bollywood, Asian/Korean and Urban.

        Maximize Operating Efficiencies.    We believe that the size of our circuit, major market concentration and the breadth of our operations will allow us to continue to achieve economies of scale and drive continued improvement in operating margins. Our operating strategies are focused in these areas:

  •
  Optimizing our pricing model through implementation of value-oriented pricing during periods of low capacity utilization balanced with more aggressive pricing during peak operating periods and for higher perceived value offerings such as 3D, IMAX, reserved seating and in-theatre dining amenities. By building upon our highly productive screens and our ongoing development of premium experiences, we have increased our pricing power in the marketplace.

  •
  During fiscal 2010, we reorganized our procurement function, bringing greater focus to leveraging our scale to lower our cost of doing business without sacrificing quality or the important elements of guest satisfaction.

  •
  During fiscal 2010, we also successfully lowered occupancy costs in many of our facilities by renegotiating rental agreements with landlords, strictly enforcing co-tenancy provisions and effective auditing of common area billings.

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

        During the period from 1990 to 2009, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 633 in 2008, according to the Motion Picture Association 2009 Theatrical Market Statistics.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within each zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of April 1, 2010, approximately 88% of our screens in the United States and Canada were located in film licensing zones where we are the sole exhibitor.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), Sony Pictures Releasing, and Universal Pictures. Films licensed from these distributors accounted for approximately 84% of our U.S. and Canadian admissions revenues during fiscal 2010. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2010, no single distributor accounted for more than 20% of our box office admissions.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs and other products. Different varieties of candy and soft drinks are offered at our theatres based on preferences in that particular geographic region. We have also implemented "combo-meals" for patrons, which offer a pre-selected assortment of concessions products and offer co-branded and private label products that are unique to us.

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

Employees

        As of April 1, 2010, we employed approximately 800 full-time and 16,000 part-time employees. Approximately 39% of our U.S. theatre associates were paid the minimum wage.

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

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased by a 3.8% Compound Annual Growth Rate ("CAGR") over the last 20 years, driven by increases in both ticket prices and attendance. Ticket prices have grown steadily over the past 20 years, growing at a 3.2% CAGR. In calendar 2009, industry box office revenues for the United States and Canada were $10,600,000,000, an increase of 10% from calendar 2008.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO").

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2009	$10,600	1,414	$7.50	5,561	38,605	6.9
2008	9,634	1,341	7.18	5,403	38,934	7.2
2007	9,632	1,400	6.88	5,545	38,159	6.9
2006	9,170	1,401	6.55	5,543	37,776	6.8
2005	8,820	1,376	6.41	5,713	37,092	6.5

        There are approximately 816 companies competing in the North American theatrical exhibition industry, approximately 442 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors (in terms of box office revenue) generated approximately 54% of the box office revenues in 2009. This statistic is up from 33% in 2000 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating. According to NATO, average screens per theatre have increased from 6.5 in 2005 to 6.9 in 2009, which we believe is indicative of the industry's development of megaplex theatres.

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

        We believe the theatrical exhibition industry is and will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies is one of the most popular and affordable out-of-home entertainment options. In calendar 2009, attendance at indoor movie theatres in United States and Canada was 1,414,000,000. This contrasts to the 119,800,000 combined annual attendance generated by professional baseball, basketball and football over the same time period. The estimated average price of a movie ticket was $7.50 in calendar 2009, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events.

        Long History of Steady Growth.    The theatrical exhibition industry is a mature business which has, over an extended period, produced steady growth in revenues. The combination of the popularity of movie-going, its steady long-term growth characteristics, industry consolidation that has resulted in more rational capital deployment and the relative maturity of the business makes theatrical exhibition a highly cash flow generative business today. Box office revenues in the United States and Canada have increased at a 3.8% CAGR over the last 20 years, driven by increases in both ticket prices and attendance across multiple economic cycles. During this period, the industry experienced short-term variability in attendance and resulting revenues which we believe were highly correlated to the quality of film product being exhibited. We believe that these long-term trends will continue.

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

        Adoption of Digital Technology.    The theatrical exhibition industry is in the initial stages of conversion from film-based to digital projection technology. Virtually all filmed entertainment content today can be exhibited digitally. Digital projection results in a premium visual experience for patrons as there is no degradation of image over the life of a film. Digital content also gives the theatre operator greater flexibility in programming content. For example, theatre operators are able to better address capacity utilization and meet demand in their theatres by making real-time decisions on the number and size of auditoriums to program with content. Moreover, digital technology provides theatres with the opportunity for additional revenues through 3D and alternative content offerings. Recent experience with digital has produced increased attendance and average ticket prices. For example, theatres are able to charge $1 to $5 more per ticket for a 3D film than for a standard 2D film. Furthermore, 3D screens have generated approximately 40% more in attendance than standard 2D versions of the same movie. Digital technology also facilitates live and pre-recorded networked and single-site meetings and corporate events in movie theatres and will allow for the distribution of live and pre-recorded entertainment content and the sale of associated sponsorships.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999 the Civil Rights Division of the Department of Justice, or the Department, filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003, the court ruled against us in the "line of sight" and the "non-line of sight" aspects of this case. In 2003, the court entered a consent order and final judgment about the non-line of sight aspects of this case. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE and the Department are negotiating the extent of betterments related to the remaining remedies required for line-of-sight violations consistent with the Ninth Circuit's decision. Absent settlement, the case will be tried in February 2011. See Part I Item 3—Legal Proceedings of this Annual Report on Form 10-K.

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

Seasonality

        Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business is highly seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter.

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 15—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During fiscal 2010, revenues from our theatre operations outside the United States accounted for 4% of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets.

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Resources—SEC Filings" free of charge, Holdings' and AMCE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A.

RISK FACTORS

Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

        We have a significant amount of debt. As of April 1, 2010, we had $2,130,935,000 of outstanding indebtedness. As of April 1, 2010, our subsidiaries had approximately $3,883,632,000 of undiscounted rental payments under operating leases (with initial base terms of between 15 and 20 years).

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

        Prior to fiscal 2007, AMC Entertainment had reported net losses in each of the last nine fiscal years totaling approximately $510,088,000. For fiscal 2007 and 2008, AMCE reported net earnings of $134,079,000 and $43,445,000, respectively. AMCE reported a net loss of $81,172,000 in fiscal 2009 and net earnings of $69,790,000 in fiscal 2010. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We face significant competition for new theatre sites, and we may not be able to build or acquire theatres on terms favorable to us.

        We anticipate significant competition from other exhibition companies and financial buyers when trying to acquire theatres, and there can be no assurance that we will be able to acquire such theatres at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. In addition, given our size and market share, as well as our recent experiences with the Antitrust Division of the United States Department of Justice in connection with the acquisition of Kerasotes and prior acquisitions, we may be required to dispose of theatres in connection with future acquisitions that we make. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

Acquiring or expanding existing circuits and theatres may require additional financing, and we cannot be certain that we will be able to obtain new financing on favorable terms, or at all.

        Our net capital expenditures aggregated approximately $97,011,000 for fiscal 2010. We estimate that our planned capital expenditures will be between $120,000,000 and $150,000,000 in fiscal 2011. Actual capital expenditures in fiscal 2011 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

        Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Kerasotes, we are required to dispose of 11 theatres located in various markets across the United States, including Chicago, Denver and Indianapolis. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

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

        Although the indentures for our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of capital or finance lease obligations or liabilities that are not considered "Indebtedness" under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as "unrestricted subsidiaries," which are subsidiaries that we designate, that are not subject to the restrictive covenants contained in the indentures governing our notes. Furthermore, there are no restrictions in the indentures on our ability to invest in other entities (including unaffiliated entities) and no restrictions on the ability of our subsidiaries to enter into agreements restricting their ability to pay dividends or otherwise transfer funds to us. Also, although the indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

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

        Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. As of August 16, 2007, Holdings began paying cash interest on its 12% senior discount notes due 2014 and made its first semi-annual cash interest payment on February 15, 2008. Holdings' ability to service the 12% senior discount notes due 2014 is subject to the restrictions on distributions from AMCE contained in our senior secured credit facility and the indentures governing AMCE's debt securities. The maximum amount AMCE was permitted to distribute to Holdings in compliance with its senior secured credit facility and the indentures governing AMCE's debt securities was approximately $309,752,000 as of April 1, 2010.

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

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. AMC Entertainment's impairment losses from continuing operations over this period aggregated to $285,044,000. Beginning fiscal 1999 through April 1, 2010, AMC Entertainment also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $56,217,000. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations.

Our international and Canadian operations are subject to fluctuating currency values.

        As of April 1, 2010, we owned, operated or held interests in megaplexes in Canada, China (Hong Kong), France and the United Kingdom. Because the results of operations and the financial position of our foreign operations are reported in their respective local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and those local currencies. Revenues from our theatre operations outside the United States accounted for 4% of our total revenues during the 52 weeks ended April 1, 2010. As a result of our international operations, we have risks from fluctuating currency values. As of April 1, 2010, a 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $722,000 and $8,345,000, respectively. We do not currently hedge against foreign currency exchange rate risk.

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

        On January 29, 1999, the Civil Rights Division of the Department of Justice, or the Department, filed suit alleging that AMC Entertainment's stadium-style theatres violated the ADA and related regulations. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMC Entertainment agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently we estimate that betterments related to non-line of sight remedies will be required at approximately 140 stadium-style theatres. AMC Entertainment estimates that the total cost of these betterments will be approximately $54,000,000 and through April 1, 2010 AMCE has incurred approximately $33,355,000 of these costs. See Part I Item 3—Legal Proceedings of this Annual Report on Form 10-K.

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

        We own and operate facilities throughout the United States and manage or own facilities in several foreign countries and are subject to the environmental laws and regulations of those jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we own or lease, or at which we have been alleged to have disposed of hazardous materials from one of our facilities. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

We may not be able to generate additional ancillary revenues.

        We intend to continue to pursue ancillary revenue opportunities such as advertising, promotions and alternative uses of our theatres during non-peak hours. Our ability to achieve our business objectives may depend in part on our success in increasing these revenue streams. Some of our U.S. and Canadian competitors have stated that they intend to make significant capital investments in digital advertising delivery, and the success of this delivery system could make it more difficult for us to compete for advertising revenue. In addition, in March 2005 we contributed our cinema screen advertising business to NCM. As such, although we retain board seats and an ownership interest in NCM, we do not control this business, and therefore do not control our revenues attributable to cinema screen advertising. We cannot assure you that we will be able to effectively generate additional ancillary revenue and our inability to do so could have an adverse effect on our business and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the past, we have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective. In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Any failure to remediate any future material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our senior secured credit facility, the indentures governing our debt securities or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information.

We depend on key personnel for our current and future performance.

        Our current and future performance depends to a significant degree upon the retention of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

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

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

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

        In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there has been growth in the number of screens in the U.S. and Canadian exhibition industry from 2005 to 2008. This has affected and may continue to affect the performance of some of our theatres. The number of screens in the U.S. and Canadian exhibition industry slightly declined from 2008 to 2009.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

        We compete with other film delivery methods, including network, syndicated cable and satellite television, DVDs and video cassettes, as well as video-on-demand, pay-per-view services and downloads via the Internet. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

        Over the last decade, the average video release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios are currently considering a premium video on demand product which could also cause the release window to shrink further. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

Development of digital technology may increase our capital expenses.

        The industry is in the process of converting film-based media to digital-based media. We, along with some of our competitors, have commenced a roll-out of digital equipment for exhibiting feature films and plan to continue the roll-out through our joint venture DCIP. However, significant obstacles exist that impact such a roll-out plan, including the cost of digital projectors, and the supply of projectors by manufacturers. During fiscal 2010, DCIP completed its formation and $660 million funding to facilitate the financing and deployment of digital technology in our theatres. We cannot assure you that DCIP will be able to obtain sufficient additional financing to be able to purchase and lease to us the number of digital projectors ultimately needed for our roll-out or that the manufacturers will be able to supply the volume of projectors needed for our roll-out. As a result, our roll-out of digital equipment could be delayed or not completed at all.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 27% of our revenues in fiscal 2010, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures and managed theatres, as of April 1, 2010:

Property Holding Classification	Theatres	Screens
Owned	11	109
Leased pursuant to ground leases	7	87
Leased pursuant to building leases	271	4,234

Total	289	4,430

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

        Currently, the majority of the concessions, projection, seating and other equipment required for each of our theatres are owned. In the future we expect the majority of our digital projection equipment will be leased from DCIP.

Item 3.    Legal Proceedings.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department filed suit alleging that AMCE's stadium-style theatres violated the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE and the Department are negotiating the extent of betterments related to the remaining remedies required for line-of-sight violations consistent with the Ninth Circuit's decision. The improvements will likely be made over a five-year term. Absent settlement, the case will be tried in February 2011. AMCE has recorded a liability of approximately $349,000 for estimated fines related to this matter.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMCE estimates that the total cost of these betterments will be approximately $54,000,000, and through April 1, 2010 AMCE has incurred approximately $33,355,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against AMC in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last five numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision to the Ninth Circuit Court of Appeals and the case is stayed pending this appeal.

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that AMC willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafjian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case and is stayed pending a Ninth Circuit decision in the Bateman case. The Company believes the plaintiff's allegations in both these cases, particularly those asserting AMC's willfulness, are without merit.

        Union Sponsored Pension Plan.    On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. In the second quarter of fiscal 2010, the Company made a complete withdrawal from the plan which triggered an additional liability of $1,422,000 which was assessed by the plan on April 19, 2010. However, the Company also estimates that approximately $2,839,000 of the total liability was discharged in bankruptcy by companies it acquired. As of April 1, 2010, the Company has recorded a liability related to this matter in the amount of $4,016,000 and has made contributions including interest charges of approximately $2,905,000. The final withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 7, 2010, there was one stockholder of record of our Common Stock, AMC Entertainment Holdings, Inc.

        During April and May of 2009, Holdings made dividend payments to its stockholder, Parent, totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its term loan facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During September of 2009 and March of 2010, Holdings used cash received from AMCE to pay a dividend distribution to Parent in an aggregate amount of $723,000 and $158,000, respectively. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Issuer Purchase of Equity Securities

        There were no repurchases of Holding's Common Stock during the thirteen weeks ended April 1, 2010.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)
	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006(4)
	(in thousands, except operating data)
Statement of Operations Data:
Revenues:
Admissions	$1,711,853	$1,580,328	$1,615,606	$1,576,924	$1,125,243
Concessions	646,716	626,251	648,330	631,924	448,086
Other revenue	59,170	58,908	69,108	94,374	90,631

Total revenues	2,417,739	2,265,487	2,333,044	2,303,222	1,663,960

Costs and Expenses:
Film exhibition costs	928,632	842,656	860,241	838,386	604,393
Concession costs	72,854	67,779	69,597	66,614	48,845
Operating expense	610,774	576,022	572,740	564,206	436,028
Rent	440,664	448,803	439,389	428,044	326,627
General and administrative:
Merger, acquisition and transactions costs	2,383	652	6,372	12,447	12,523
Management fee	5,000	5,000	5,000	5,000	2,000
Other	57,964	53,747	39,177	45,860	38,296
Restructuring charge	—	—	—	—	3,980
Depreciation and amortization	188,342	201,413	222,111	228,437	158,098
Impairment of long-lived assets	3,765	73,547	8,933	10,686	11,974

Total costs and expenses	2,310,378	2,269,619	2,223,560	2,199,680	1,642,764

Other income	(2,559)	(14,139)	(12,932)	(10,267)	(9,818)
Interest expense:
Corporate borrowings	156,420	145,657	160,902	214,539	136,932
Capital and financing lease obligations	5,652	5,990	6,505	4,669	3,937
Equity in (earnings) losses of non-consolidated entities(7)	(30,300)	(24,823)	(43,019)	(233,704)	7,807
Investment income(8)	(240)	(1,731)	(23,923)	(17,594)	(3,333)

Earnings (loss) from continuing operations before income taxes	(21,612)	(115,086)	21,951	145,899	(114,329)
Income tax provision (benefit)	(68,800)	5,800	1,020	28,246	70,660

Earnings (loss) from continuing operation	47,188	(120,886)	20,931	117,653	(184,989)
Earnings (loss) from discontinued operations, net of income tax provision(2)	(7,534)	9,728	1,802	(746)	(31,234)

Net earnings (loss)	$39,654	$(111,158)	$22,733	$116,907	$(216,223)

Balance Sheet Data (at period end):
Cash and equivalents	$497,948	$536,580	$108,717	$319,533	$232,366
Corporate borrowings	2,073,649	1,928,736	1,856,467	1,864,670	2,455,686
Other long-term liabilities	309,591	308,703	350,498	373,943	395,458
Capital and financing lease obligations	57,286	60,709	69,983	53,125	68,130
Stockholder's equity	546,098	826,178	917,416	1,167,053	1,042,642
Total assets	3,683,204	3,756,741	3,879,007	4,118,149	4,407,351
Other Data:
Net cash provided by operating activities(6)	$228,951	$168,096	$201,676	$417,870	$25,694
Capital expenditures	(97,011)	(121,456)	(171,100)	(142,969)	(123,838)
Proceeds from sale/leasebacks	6,570	—	—	—	35,010
Screen additions	6	83	136	107	106
Screen acquisitions	—	—	—	32	1,363
Screen dispositions	105	77	196	243	60
Average screens—continuing operations(5)	4,485	4,545	4,561	4,627	3,583
Number of screens operated	4,513	4,612	4,606	4,666	4,770
Number of theatres operated	297	307	309	318	335
Screens per theatre	15.2	15.0	14.9	14.7	14.2
Attendance (in thousands)—continuing operations(5)	200,285	196,184	207,603	213,041	161,867

(1)
Cash dividends declared on common stock for fiscal 2010, 2009 and 2008 were $300,881,000, $3,349,000 and $270,588,000, respectively. There were no other cash dividends declared on common stock.

(2)
All fiscal years presented includes earnings and losses from discontinued operations related to 44 theatres in Mexico that were sold during fiscal 2009. Both fiscal 2007 and 2006 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007.

(3)
Fiscal 2008 includes 53 weeks. All other years have 52 weeks.

(4)
We acquired Loews Cineplex Entertainment Corporation on January 26, 2006, which significantly increased our size. In the Loews acquisition we acquired 112 theatres with 1,308 screens throughout the United States that we consolidate.

(5)
Includes consolidated theatres only.

(6)
Cash flows provided by operating activities for the 52 weeks ended March 30, 2006 do not include $142,512,000 of cash acquired in the Mergers which is included in cash flows from investing activities.

(7)
During fiscal 2010, fiscal 2009 and fiscal 2008, equity in earnings including cash distributions from NCM were $34,436,000, $27,654,000 and $22,175,000, respectively. During fiscal 2008, equity in (earnings) losses of non-consolidated entities includes a gain of $18,751,000 from the sale of Hoyts General Cinema South America and during fiscal 2007 a gain of $238,810,000 related to the NCM, Inc. intial public offering.

(8)
Includes gain of $15,977,000 for the 53 weeks ended April 3, 2008 from the sale of our investment in Fandango, Inc. Includes interest income on temporary cash investments of $17,258,000 for the 52 weeks ended March 29, 2007.

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

Overview

        We are one of the world's leading theatrical exhibition companies. As of April 1, 2010, we owned, operated or had interests in 297 theatres and 4,513 screens with 99%, or 4,458, of our screens in the U.S. and Canada, and 1%, or 55 of our screens in China (Hong Kong), France and the United Kingdom.

        Our principal directly owned subsidiaries are AMC Entertainment Inc. ("AMCE"), American Multi-Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries.

        During the fifty-two weeks ended April 1, 2010, we closed 11 theatres with 105 screens in the United States and opened one new managed theatre with six screens in the United States pursuant to a joint venture arrangement resulting in a circuit total of 297 theatres and 4,513 screens.

        Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift cards and packaged tickets, on-line ticket fees and arcade games located in theatre lobbies.

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

        Our revenues are dependent upon the timing and popularity of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business is highly seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations will vary significantly from quarter to quarter.

        During fiscal 2010, films licensed from our six largest distributors based on revenues accounted for approximately 84% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2009, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 633 in 2008, according to the Motion Picture Association of America 2009 MPAA Theatrical Market Statistics. The number of digital 3D films released increased to a high of 20 in 2009 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 331 to 475 screens and our IMAX screens by 40 to 81 screens during the fifty-two weeks ended April 1, 2010; and as of April 1, 2010, approximately 10.5% of our screens were 3D screens and 1.8% were IMAX screens.

Significant Events

        On March 10, 2010, Digital Cinema Implementation Partners, LLC ("DCIP") completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by AMC Entertainment, Cinemark Holdings, Inc. and Regal Entertainment Group. At closing we contributed 342 projection systems that we owned to DCIP, which we recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. We also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to year-end of $1,262,000. We recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and our carrying value on the date of contribution. On March 26, 2010, we acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that we owned to DCIP for $6,570,000. We recorded a loss on the sale of these 124 systems to DCIP of $697,000. As of April 1, 2010, we operated 568 digital projection systems leased from DCIP pursuant to operating leases and anticipate that we will have deployed 4,000 of these systems in our existing theatres over the next three to four years. The additional digital projection systems will allow us to add additional 3D screens to our circuit where we are generally able to charge a higher admission price than 2D. The digital projection systems leased from DCIP and its affiliates will replace most of our existing 35 millimeter projection systems in our U.S. theatres. We are examining the estimated depreciable lives for our existing equipment that will be replaced and expect to accelerate the depreciation of these existing 35 millimeter projection systems, based on the estimated digital projection system deployment timeframe.

        On December 9, 2009, we entered into a definitive agreement with Kerasotes pursuant to which we acquired substantially all of the assets of Kerasotes. Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. On May 24, 2010, we completed the acquisition. The purchase price for the Kerasotes theatres paid in cash at closing was $275,000,000 and is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        On June 9, 2009, we completed the offering of $600,000,000 aggregate principal amount of our 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. We recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $3,312,000, consent fee paid to holders of $7,142,000, and other expenses of $372,000. On August 15, 2009, we redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. We recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $157,000, a consent fee paid to the holder of $257,000 and other expenses of $36,000.

        We acquired Grupo Cinemex, S.A. de C.V. ("Cinemex") in January 2006 as part of a larger acquisition of Loews Cineplex Entertainment Corporation. We do not operate any other theatres in Mexico and have divested of the majority of our other investments in international theatres in Japan, Hong Kong, Spain, Portugal, Argentina, Brazil, Chile, and Uruguay over the past several years as part of our overall business strategy.

        On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, we received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. Additionally, we estimate that we are contractually entitled to receive an additional $8,752,000 of the purchase price related to tax payments and refunds. While we believe we are entitled to these amounts from Cinemex, the collection will require litigation which was initiated by us on April 30, 2010. Resolution could take place over a prolonged period. As a result of the litigation, we have established an allowance for doubtful accounts related to this receivable in the amount of $7,480,000 and further directly charged off $1,381,000 of certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations.

        The operations and cash flows of the Cinemex theatres have been eliminated from our ongoing operations as a result of the disposal transaction. We do not have any significant continuing involvement in the operations of the Cinemex theatres. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        In May 2007, we disposed of our investment in Fandango, accounted for using the cost method, for total proceeds of $20,360,000, of which $17,977,000 was received in May and September 2007 and

$2,383,000 was received in November 2008, and have recorded a gain on the sale, included in investment income, of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007 we disposed of our investment in HGCSA, an entity that operated 17 theatres in South America, for total proceeds of approximately $28,682,000 and recorded a gain on the sale, included in equity earnings of non-consolidated entities, of approximately $18,751,000.

Critical Accounting Estimates

        The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see the notes to Holdings' Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; and estimation of film settlement terms and measurement of film rental fees which impacts film exhibition costs.

        Impairments.    We review long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. We perform an annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2010, 2009, and 2008. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such management estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 14—Fair Value Measurements to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We have recorded impairments of long-lived assets of $3,765,000, $73,547,000, and $8,933,000 during fiscal 2010, 2009, and 2008, respectively.

        Goodwill.    Our recorded goodwill was $1,836,731,000 as of April 1, 2010 and April 2, 2009, and unamortized trademark intangible assets were $74,000,000 as of April 1, 2010 and April 2, 2009. We evaluate goodwill and our trademark for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

        We performed our annual impairment analysis during the fourth quarter of fiscal 2010. The fair value of our Theatrical Exhibition operations exceed the carrying value by more than 10% and management does not believe that impairment is probable.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. As of April 1, 2010, we had recorded approximately $104,500,000 of net deferred tax assets (net of valuation allowances of approximately $(302,535,000) related to the estimated future tax benefits and liabilities of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards). Our income tax benefit in fiscal 2010 includes the release of $62,218,000 of valuation allowance for deferred tax assets. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses.

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

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $660,000. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $33,000. For fiscal 2010, we decreased our discount rate from 7.43% to 6.16% for our pension plans and from 7.42% to 5.97% for our postretirement benefit plan.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $269,000 per year.

        The annual rate of increase in the per capita cost of covered health care benefits assumed for 2010 was 8.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2017 and remain at 4.0% for dental. In fiscal 2009 the rates for medical were assumed to decrease gradually to 5.0% for medical in 2012. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 1, 2010 by $2,204,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2010 by $147,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2010 by $1,879,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2010 by $125,000. Note 11—Employee Benefit Plans to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K includes disclosures of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2010, 2009, and 2008 there were no significant changes in our film cost estimation and settlement procedures.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our operations. Reference is made to Note 15—Operating Segment to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein.

        Both fiscal years 2010 and 2009 include 52 weeks and fiscal year 2008 includes 53 weeks.

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Revenues
Theatrical exhibition
Admissions	$1,711,853	$1,580,328	$1,615,606
Concessions	646,716	626,251	648,330
Other theatre	59,170	58,908	69,108

Total revenues	$2,417,739	$2,265,487	$2,333,044

Costs and Expenses
Theatrical exhibition
Film exhibition costs	$928,632	$842,656	$860,241
Concession costs	72,854	67,779	69,597
Operating expense	610,774	576,022	572,740
Rent	440,664	448,803	439,389

	2,052,924	1,935,260	1,941,967

General and administrative expense:
Merger, acquisition and transaction costs	2,383	652	6,372
Management fee	5,000	5,000	5,000
Other	57,964	53,747	39,177
Depreciation and amortization	188,342	201,413	222,111
Impairment of long-lived assets	3,765	73,547	8,933

Total costs and expenses	$2,310,378	$2,269,619	$2,223,560

Operating Data (at period end):
Screen additions	6	83	136
Screen dispositions	105	77	196
Average screens—continuing operations(1)	4,485	4,545	4,561
Number of screens operated	4,513	4,612	4,606
Number of theatres operated	297	307	309
Screens per theatre	15.2	15.0	14.9
Attendance (in thousands)—continuing operations(1)	200,285	196,184	207,603

(1)
Includes consolidated theatres only.

        We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as earnings (loss) from continuing operations plus (i) income tax provisions (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Earnings (loss) from continuing operations	$47,188	$(120,886)	$20,931
Plus:
Income tax provision (benefit)	(68,800)	5,800	1,020
Interest expense	162,072	151,647	167,407
Depreciation and amortization	188,342	201,413	222,111
Impairment of long-lived assets	3,765	73,547	8,933
Certain operating expenses (1)	6,099	1,517	(16,248)
Equity in non-consolidated entities	(30,300)	(24,823)	(43,019)
Investment loss (income)	(240)	(1,731)	(23,923)
Other (income) expense(2)	11,276	—	(1,246)
General and administrative expense:
Merger, acquisition and transaction costs	2,383	652	6,372
Management fee	5,000	5,000	5,000
Stock-based compensation expense	1,384	2,622	207

Adjusted EBITDA	$328,169	$294,758	$347,545

(1)
Amounts represent preopening expense, theatre and other closure expense (income) and disposition of assets and other gains included in operating expenses.

(2)
Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the Cash Tender Offer and remaining redemption. Other income for fiscal 2008 is comprised of recoveries for property loss related to Hurricane Katrina.

        Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt. In addition, we use Adjusted EBITDA for incentive compensation purposes.

        Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

  •
  does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

  •
  does not reflect changes in, or cash requirements for, our working capital needs;

  •
  does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

  •
  excludes tax payments that represent a reduction in cash available to us;

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

  •
  does not reflect management fees that may be paid to our sponsors.

For the Year Ended April 1, 2010 and April 2, 2009

        Revenues.    Total revenues increased 6.7%, or $152,252,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009. Admissions revenues increased 8.3%, or $131,525,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, due to a 6.1% increase in average ticket prices and a 2.1% increase in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2009) increased 8.5%, or $131,470,000, during the year ended April 1, 2010 from the comparable period last year. The increase in average ticket price was primarily due to increases in attendance from IMAX and 3D film product where we are able to charge more per ticket than for a standard 2D film, as well as our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance was positively impacted by more favorable 3D and IMAX film product during the year ended April 1, 2010 as compared to the year ended April 2, 2009, as well as by an increase in the number of IMAX and 3D screens that we operate. Concessions revenues increased 3.3%, or $20,465,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, due primarily to the increase in attendance. Other theatre revenues increased 0.4%, or $262,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, primarily due to increases in on-line ticket fees, partially offset by a reduction in theatre rentals.

        Costs and expenses.    Total costs and expenses increased 1.8%, or $40,759,000 during the year ended April 1, 2010 compared to the year ended April 2, 2009. Film exhibition costs increased 10.2%, or $85,976,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period and 53.3% in the prior year period primarily due to an increase in admissions revenues on higher grossing films, which typically carry a higher film cost as a percentage of admissions revenues. Concession costs increased 7.5%, or $5,075,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 due to an increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.3% in the current period compared with 10.8% in the prior period. As a percentage of revenues, operating expense was 25.3% in the current period as compared to 25.4% in the prior period. Rent expense decreased 1.8%, or $8,139,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 primarily due to rent reductions from landlords related to their failure to meet co-tenancy provisions in certain lease agreements and renegotiations on more favorable terms. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $1,731,000 during the year ended April 1, 2010 compared to the year ended April 2, 2009 primarily due to costs incurred related to the Kerasotes acquisition during the current year.

        Management fees.    Management fees were unchanged during the year ended April 1, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 7.8%, or $4,217,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 due primarily to increases in annual incentive compensation of approximately $12,000,000 based on improved operating performance and increases in net periodic pension expense of $4,654,000, partially offset by decreases in cash severance payments of $7,014,000 to our former Chief Executive Officer made in the prior year and a decrease in expense related to a union-sponsored pension plan of $3,879,000. During the year ended April 2, 2009, we recorded $5,279,000 of expense related to our partial withdrawal liability for a union-sponsored pension plan. During the year ended April 1, 2010, we recorded $1,400,000 of expense related to our estimated complete withdrawal from the union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 6.5%, or $13,071,000, compared to the prior year due primarily to the impairment of long-lived assets in fiscal 2009.

        Impairment of Long-Lived Assets.    During the year ended April 1, 2010, we recognized non-cash impairment losses of $3,765,000 related to theatre fixed assets and real estate recorded in other long-term assets. We recognized an impairment loss of $2,330,000 on five theatres with 41 screens (in Florida, California, New York, Utah and Maryland). Of the theatre charge, $2,330,000 was related to property, net. We also adjusted the carrying value of undeveloped real estate assets based on a recent appraisal which resulted in an impairment charge of $1,435,000. During the year ended April 2, 2009, we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on abandonment of internal use software, recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use. We adjusted the carrying value of our assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value, which resulted in impairment charges of $786,000.

        Other (Income) Expense.    Other (income) expense includes $(13,591,000) and $(14,139,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the year ended April 1, 2010 and April 2, 2009, respectively. Other (income) expense includes a loss on extinguishment of indebtedness of $11,276,000 related to the Cash Tender Offer during the year ended April 1, 2010.

        Interest Expense.    Interest expense increased 6.9%, or $10,425,000, primarily due to an increase in interest expense related to the issuance of the Notes due 2019, partially offset by a decrease in interest rates on the senior secured credit facility and extinguishment of debt from the Cash Tender Offer.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $30,300,000 in the current year compared to $24,823,000 in the prior year. Equity in earnings related to our investment in National CineMedia, LLC were $34,436,000 and $27,654,000 for the year ended April 1, 2010 and April 2, 2009, respectively. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the year ended April 2, 2009.

        Investment Income.    Investment income was $240,000 for the year ended April 1, 2010 compared to $1,731,000 for the year ended April 2, 2009. The year ended April 2, 2009 includes a gain of $2,383,000 from the May 2008 sale of our investment in Fandango, which was the result of receiving the final distribution from the general claims escrow account. During the year ended April 2, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision (Benefit).    The income tax provision (benefit) from continuing operations was a benefit of ($68,800,000) for the year ended April 1, 2010 and a provision of $5,800,000 for the year ended April 2, 2009. Our income tax benefit in fiscal 2010 includes the release of $62,218,000 of valuation allowance for deferred tax assets. See Note 9—Income Taxes to the Consolidated Financial

Statements included elsewhere in this Annual Report on Form 10-K for our effective income tax rate reconciliation.

        Earnings (Loss) from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all years presented and includes bad debt expense related to amounts due from Cinemex of $8,861,000 for the year ended April 1, 2010. See Note 2—Discontinued Operations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the components of the earnings from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $39,654,000 and $(111,158,000) for the year ended April 1, 2010 and April 2, 2009, respectively. Net earnings were favorably impacted by a $62,218,000 reduction in the valuation allowance for deferred income tax assets. Net earnings during the year ended April 1, 2010 were negatively impacted by an expense of $11,276,000 related to the Cash Tender Offer and by losses of $8,861,000 related to the allowance for doubtful accounts and direct write-offs of amounts due from Cinemex included in discontinued operations. Net loss for the year ended April 2, 2009 was primarily due to impairment charges of $73,547,000.

For the Year Ended April 2, 2009 and April 3, 2008

        Revenues.    Total revenues decreased 2.9%, or $67,557,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008. Fiscal year 2009 includes 52 weeks and fiscal year 2008 includes 53 weeks which we estimate contributed approximately $30,000,000 to the decline in our total revenues. Admissions revenues decreased 2.2%, or $35,278,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008, due to a 5.5% decrease in attendance partially offset by a 3.6% increase in average ticket price. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) decreased 4.1%, or $63,821,000, during the year ended April 2, 2009 from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres slightly underperformed the overall industry comparable theatres in the markets where we operate. We believe our underperformance is primarily the result of changes in distribution patterns and an increase in the number of prints released in our markets. While our box office performance on such films was in line with our expectations, the increase in prints in our market diluted our overall performance against the industry. Concessions revenues decreased 3.4%, or $22,079,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in attendance partially offset by a 2.2% increase in average concessions per patron. Other theatre revenues decreased 14.8%, or $10,200,000, during the year ended April 2, 2009 compared to year ended April 3, 2008, primarily due to a decrease in advertising revenues. See Note 1—The Company and Significant Accounting Policies, Revenues to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for discussion of the change in estimate for revenues recorded during the years ended April 2, 2009 and April 3, 2008.

        Costs and expenses.    Total costs and expenses increased 2.1%, or $46,059,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008. Film exhibition costs decreased 2.0%, or $17,585,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in admissions revenues partially offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.3% in the current year as compared with 53.2% in the prior year. Concession costs decreased 2.6%, or $1,818,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in concession revenues partially offset by an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current year and 10.7% in the prior year. As a percentage of revenues, operating expense was 25.4% in the current year and 24.5% in the prior year. Operating expense in the current and prior year includes $2,262,000 and $20,970,000 of theatre and other closure income, respectively, due primarily to lease terminations negotiated on favorable terms. Rent expense increased 2.1%, or $9,414,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due primarily to the opening of new theatres. Preopening expense decreased $1,709,000 during the year ended April 2, 2009 due to a decline in screen additions.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $5,720,000 during the year ended April 2, 2009 compared to the year ended April 3, 2008. Prior year costs are primarily comprised of professional and consulting expenses related to a proposed initial public offering of common stock that was withdrawn on June 19, 2007 and preacquisition expenses for casualty insurance losses that occurred prior to the merger with Loews.

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

        Depreciation and Amortization.    Depreciation and amortization decreased 9.3%, or $20,698,000, compared to the prior year due primarily to certain intangible assets becoming fully amortized, the closing of theatres and impairment of long-lived assets.

        Impairment of Long-Lived Assets.    During fiscal 2009 we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on abandonment of internal use software, recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use, we adjusted the carrying value of our assets held for sale to reflect the sales proceeds received in fiscal 2009 and declines in fair value, which resulted in impairment charges of $786,000. During fiscal 2008 we recognized a non-cash impairment loss of $8,933,000 that reduced property, net on 17 theatres with 176 screens (in New York, Maryland, Indiana, Illinois, Nebraska, Oklahoma, California, Arkansas, Pennsylvania, Washington, and the District of Columbia).

        Other Income.    Other income includes $14,139,000 and $11,289,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the year ended April 2, 2009 and April 3, 2008, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the year ended April 3, 2008.

        Interest Expense.    Interest expense decreased 9.4%, or $15,760,000, primarily due to decreased interest rates on the senior secured credit facility.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $24,823,000 in the current year compared to $43,019,000 in the prior year. Equity in earnings related to our investment in National CineMedia, LLC were $27,654,000 and $22,175,000 for the year ended April 2, 2009 and April 3, 2008, respectively. Equity in earnings related to HGCSA was $18,743,000 during the year ended April 3, 2008 and includes the gain related to the disposition of $18,751,000. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the year ended April 2, 2009.

        Investment Income.    Investment income was $1,731,000 for the year ended April 2, 2009 compared to $23,923,000 for the year ended April 3, 2008. The year ended April 2, 2009 and April 3, 2008 include a gain on the sale of our investment in Fandango of $2,383,000 and $15,977,000, respectively. Interest income decreased $6,672,000 from the prior year primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments. During the year ended April 2, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision.    The provision for income taxes from continuing operations was $5,800,000 for the year ended April 2, 2009 and $1,020,000 for the year ended April 3, 2008 with the reduction due primarily to the decrease in earnings from continuing operations before income taxes. See Note 9—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all years reflects the new classification. See Note 2—Discontinued Operations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the components of the earnings from discontinued operations.

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

        We have the ability to borrow against our senior secured credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $187,168,000 under our senior secured revolving credit facility available to meet these obligations as of April 1, 2010. Reference is made to Note 7—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness and outstanding indebtedness of Holdings and Parent.

        We fund the costs of constructing, maintaining and remodeling new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the senior secured credit facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), Notes due 2019, and 12% Discount Notes due 2014. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings of AMCE, Holdings and Parent and payment of dividends.

Holding Company Status

        Marquee Holdings Inc. is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMC Entertainment is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its senior secured credit facility. AMC Entertainment's senior secured credit facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the 11% Senior Subordinated notes due 2016, (the "Notes due 2016") the amount of loans and dividends which AMC Entertainment could make to Holdings may not exceed approximately $309,752,000 in the aggregate as of April 1, 2010. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMC Entertainment than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMC Entertainment. Provided no event of default has occurred or would result, the senior secured credit facility also permits AMC Entertainment to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMC Entertainment may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $228,951,000, $168,096,000 and $201,676,000 during the years ended April 1, 2010, April 2, 2009 and April 3, 2008 respectively. The increase in operating cash flows during the year ended April 1, 2010 is primarily due to an increase in accrued expenses and other liabilities as a result of increases in accrued interest and annual incentive compensation and the increase in attendance. The decrease in operating cash flows during the year ended April 2, 2009 is primarily due to the decrease in net earnings which was partially offset by an increase in non-cash impairment charges. We had working capital surplus as of April 1, 2010 and April 2, 2009 of $141,685,000 and $257,714,000, respectively. Working capital includes $125,842,000 and $121,628,000 of deferred revenue as of April 1, 2010 and April 2, 2009, respectively.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statement of Cash Flows were $(96,337,000), $100,925,000 and $(139,405,000) during the years ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively. On March 26, 2010, we acquired 117 digital projection systems from third party lessors for $6,784,000 and sold these systems together with seven digital projectors that we owned to DCIP for cash proceeds of $6,570,000 on the same day. Cash outflows from investing activities include capital expenditures of $97,011,000 during the year ended April 1, 2010. We expect that our gross capital expenditures in fiscal 2011 will be approximately $120,000,000 to $150,000,000.

        Cash flows for the year ended April 2, 2009 include proceeds from the sale of Cinemex of $224,378,000 and proceeds from the sale of Fandango of $2,383,000. We have received an additional $4,315,000 of purchase price from Cinemex related to tax payments and refunds and a working capital calculation and post closing adjustments during the year ended April 1, 2010. Cash flows for the year ended April 3, 2008 include proceeds from the disposal of HGCSA and Fandango of $28,682,000 and $17,977,000, respectively.

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(170,034,000), $161,843,000 and $(270,690,000) during the years ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively.

        During fiscal 2010, AMCE used cash on hand to pay two dividend distributions to Holdings in an aggregate amount of $329,981,000, and Holdings made two dividend payments to its stockholder, Parent, totaling $300,881,000, which were treated as reductions of additional paid-in capital. Holdings used the available funds to make cash interest payments on its 12% Senior Discount Notes due 2014, to pay corporate overhead expenses incurred in the ordinary course of business and to pay a dividend to Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds. During fiscal 2009, we paid two cash dividends totaling $3,349,000 to Parent and borrowed $185,000,000 under AMCE's senior secured credit facility. During fiscal 2008, AMCE made principal payments of $26,295,000 on its corporate borrowings, capital and financing lease obligation, and mortgage obligations. AMCE also paid two cash dividends to Holdings totaling $293,551,000, and Holdings paid cash dividends to Parent totaling $270,588,000.

        On June 9, 2009, we issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019. Proceeds from the issuance of the notes were $585,492,000, and deferred financing costs paid related to the issuance of the notes were $16,259,000 during the fiscal year ended April 1, 2010.

        During the fiscal year ended April 1, 2010, we made principal payments of $250,000,000 in connection with a cash tender offer and redemption of all of our then outstanding 8 5/8% Senior Notes due 2012, and we repaid $185,000,000 of revolving credit borrowings under our senior secured credit facility.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, entry into a definitive agreement for the acquisition of Kerasotes, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 1, 2010 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Acquisitions and Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2011	$9,225	$6,500	$153,521	$390,558	$293,234	$5,753	$858,791
2012	8,023	6,500	153,391	392,317	10,323	976	571,530
2013	7,055	609,375	151,250	380,224	—	—	1,147,904
2014	6,706	300,000	139,145	353,535	—	—	799,386
2015	6,728	240,795	99,086	350,352	—	—	696,961
Thereafter	61,900	925,000	252,917	2,016,646	—	—	3,256,463

Total	$99,637	$2,088,170	$949,310	$3,883,632	$303,557	$6,729	$7,331,035

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance.

(2)
Interest expense on the term loan portion of our senior secured credit facility was estimated at 2.00% based upon the interest rate in effect as of April 1, 2010.

(3)
Includes committed capital expenditures and acquisitions including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures. Our cash outlays for the acquisition of Kerasotes are anticipated to be $275,000,000, subject to working capital and other purchase price adjustments.

(4)
Historically we fund our pension plan such that the plan is 90% funded. The plan has been frozen effective December 31, 2006. The funding requirement has been estimated based upon our expected funding amount. Also included are payments due under a withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

        As discussed in Note 9—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740. At April 1, 2010, our company has recognized an obligation for unrecognized benefits of $34,500,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Fee Agreement

        In connection with the holdco merger, on June 11, 2007, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement (the "Management Fee Agreement"), which replaced the December 23, 2004 fee agreement among Holdings, AMCE and the Sponsors, as amended and restated on January 26, 2006 (the "original fee agreement"). The Management Fee Agreement provides for an annual management fee of $5,000,000, payable quarterly and in advance to our Sponsors, on a pro rata basis, until the twelfth anniversary from December 23, 2004, as well as reimbursements for each

Sponsor's respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

        In addition, the Management Fee Agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain Parents' and AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of April 1, 2010, we estimate this amount would be $29,190,000 should a change in control transaction or an IPO occur.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM

        As discussed in Cash Flows From Investing Activities, we hold an investment in 18.23% of NCM accounted for following the equity method. The fair market value of these shares is approximately $334,629,000 as of April 1, 2010. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $468,686,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

New Accounting Pronouncements

        See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 senior secured credit facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of April 1, 2010 and had $622,375,000 outstanding under the term loan facility on April 1, 2010. A 100 basis point change in market interest rates would have increased or decreased interest expense on the senior secured credit facility by $6,549,000 during the fifty-two weeks ended April 1, 2010.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease losses before income taxes by approximately $722,000 and decrease accumulated other comprehensive loss by approximately $8,345,000, respectively, as of April 1, 2010. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase losses before income taxes by approximately $883,000 and increase accumulated other comprehensive loss by approximately $10,199,000, respectively, as of April 1, 2010.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Marquee Holdings Inc.

TO THE STOCKHOLDER OF MARQUEE HOLDINGS INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 1, 2010, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 1, 2010. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Chief Executive Officer
and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Marquee Holdings Inc.:

        We have audited the accompanying consolidated balance sheet of Marquee Holdings Inc. (and subsidiaries) as of April 1, 2010, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marquee Holdings Inc. (and subsidiaries) as of April 1, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting treatment for business combinations due to the adoption of new accounting requirements issued by the FASB, as of April 3, 2009.

/s/ KPMG LLP
Kansas City, Missouri June 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF MARQUEE HOLDINGS INC.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Marquee Holdings Inc. and its subsidiaries (the "Company") at April 2, 2009, and the results of their operations and their cash flows for the 52 week period ended April 2, 2009 and the 53 week period ended April 3, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
May 26, 2009

Marquee Holdings Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Revenues
Admissions	$1,711,853	$1,580,328	$1,615,606
Concessions	646,716	626,251	648,330
Other theatre	59,170	58,908	69,108

Total revenues	2,417,739	2,265,487	2,333,044

Costs and Expenses
Film exhibition costs	928,632	842,656	860,241
Concession costs	72,854	67,779	69,597
Operating expense	610,774	576,022	572,740
Rent	440,664	448,803	439,389
General and administrative:
Merger, acquisition and transaction costs	2,383	652	6,372
Management fee	5,000	5,000	5,000
Other	57,964	53,747	39,177
Depreciation and amortization	188,342	201,413	222,111
Impairment of long-lived assets	3,765	73,547	8,933

Total costs and expenses	2,310,378	2,269,619	2,223,560

Other expense (income)
Other income	(2,559)	(14,139)	(12,932)
Interest expense
Corporate borrowings	156,420	145,657	160,902
Capital and financing lease obligations	5,652	5,990	6,505
Equity in earnings of non-consolidated entities	(30,300)	(24,823)	(43,019)
Investment income	(240)	(1,731)	(23,923)

Total other expense	128,973	110,954	87,533

Earnings (loss) from continuing operations before income taxes	(21,612)	(115,086)	21,951
Income tax provision (benefit)	(68,800)	5,800	1,020

Earnings (loss) from continuing operations	47,188	(120,886)	20,931
Earnings (loss) from discontinued operations, net of income taxes	(7,534)	9,728	1,802

Net earnings (loss)	$39,654	$(111,158)	$22,733

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 1, 2010	April 2, 2009
Assets
Current assets:
Cash and equivalents	$497,948	$536,580
Receivables, net of allowance for doubtful accounts of $2,103 and $1,564	25,539	29,782
Other current assets	72,919	80,526

Total current assets	596,406	646,888
Property, net	863,532	964,668
Intangible assets, net	148,432	162,366
Goodwill	1,836,731	1,836,731
Other long-term assets	238,103	146,088

Total assets	$3,683,204	$3,756,741

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$175,142	$155,553
Accrued expenses and other liabilities	143,274	102,070
Deferred revenues and income	125,842	121,628
Current maturities of corporate borrowings and capital and financing lease obligations	10,463	9,923

Total current liabilities	454,721	389,174
Corporate borrowings	2,067,149	1,922,236
Capital and financing lease obligations	53,323	57,286
Deferred revenues for exhibitor services agreement	252,322	253,164
Other long-term liabilities	309,591	308,703

Total liabilities	3,137,106	2,930,563

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	747,206	1,046,703
Accumulated other comprehensive income (loss)	(3,176)	17,061
Accumulated deficit	(197,932)	(237,586)

Total stockholder's equity	546,098	826,178

Total liabilities and stockholder's equity	$3,683,204	$3,756,741

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Cash flows from operating activities:
Net earnings (loss)	$39,654	$(111,158)	$22,733
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	188,342	222,483	251,194
Impairment of long-lived assets	3,765	73,547	8,933
Deferred income taxes	(66,500)	400	(2,800)
Write-off of issuance costs related to early extinguishment of debt	3,468	—	—
Loss (gain) on disposition of Cinemex	7,534	(14,772)	—
Excess distributions/(Equity in earnings losses from investments, net of distributions)	5,862	6,600	(18,354)
Change in assets and liabilities:
Receivables	(2,130)	9,296	10,128
Other assets	2,323	(2,861)	(40,379)
Accounts payable	13,383	20,423	5,906
Accrued expenses and other liabilities	40,524	(24,130)	(23,166)
Other, net	(7,274)	(11,732)	(12,519)

Net cash provided by operating activities	228,951	168,096	201,676

Cash flows from investing activities:
Capital expenditures	(97,011)	(121,456)	(171,100)
Purchase of digital projection equipment for sale/leaseback	(6,784)	—	—
Proceeds from sale/leaseback of digital projection equipment	6,570	—	—
Proceeds on disposition of Fandango	—	2,383	17,977
Proceeds on disposition of HGCSA	—	—	28,682
Proceeds on disposition of Cinemex, net of cash disposed	4,315	224,378	—
LCE screen integration	(81)	(4,700)	(11,201)
Other, net	(3,346)	320	(3,763)

Net cash provided by (used in) investing activities	(96,337)	100,925	(139,405)

Cash flows from financing activities:
Proceeds from issuance of senior notes due 2019	585,492	—	—
Repurchase of senior notes due 2012	(250,000)	—	—
Payments on Term Loan B	(6,500)	(6,500)	(8,125)
Principal payments under mortgages and capital and financing lease obligations	(3,423)	(3,452)	(6,070)
Deferred financing costs	(16,436)	(525)	(4,265)
Change in construction payables	6,714	(9,331)	13,586
Borrowing (repayment) under Revolving credit facility	(185,000)	185,000	—
(Repayment of) borrowing under Cinemex credit facility	—	—	(12,100)
Dividends paid to Parent	(300,881)	(3,349)	(270,588)
Proceeds from financing lease obligations	—	—	16,872

Net cash provided by (used in) financing activities	(170,034)	161,843	(270,690)
Effect of exchange rate changes on cash and equivalents	(1,212)	(3,001)	(2,397)

Net increase (decrease) in cash and equivalents	(38,632)	427,863	(210,816)
Cash and equivalents at beginning of year	536,580	108,717	319,533

Cash and equivalents at end of year	$497,948	$536,580	$108,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $14, $415, and $1,114)	$148,018	$154,830	$161,303
Income taxes, net	(2,033)	16,731	17,064
Schedule of non-cash investing and financing activities:
Assets capitalized under ASC 840-40-05-5	$—	$—	$4,600
Investment in NCM (See Note 5—Investments)	2,290	5,453	21,598
Investment in DCIP (See Note 5—Investments)	21,768	—	—

See Notes to Consolidated Financial Statements.

Marquee Holdings Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
	Common Stock													Accumulated Other Comprehensive Income (Loss)
													Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
March 29, 2007 through April 1, 2010
Balance March 29, 2007	—	$—	382,475.00000	$4	382,475.00000	$4	5,128.77496	$—	256,085.61252	$3	256,085.61252	$3	$1,314,579	$(3,834)	$(143,706)	$1,167,053
Comprehensive earnings:
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,733	22,733
ASC 740 (formerly FIN 48) adoption adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,373)	(5,373)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,708)	—	(1,708)
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,507)	—	(5,507)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	1,523	—	1,523
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	6,532	—	6,532
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(674)	—	(674)

Comprehensive earnings	—	—	—	—	—	—	—	—	—	—	—	—				17,526
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	3,439	—	—	3,439
Dividends paid to AMC Entertainment Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(270,588)	—	—	(270,588)
Conversion of stock upon creation of AMC Entertainment Holdings, Inc.	1	—	(382,475.00000)	(4)	(382,475.00000)	(4)	(5,128.77496)	—	(256,085.61252)	(3)	(256,085.61252)	(3)	—	—	—	(14)

Balance April 3, 2008	1	—	—	—	—	—	—	—	—	—	—	—	1,047,430	(3,668)	(126,346)	917,416
Comprehensive earnings (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(111,158)	(111,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	25,558	—	25,558
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,833)	—	(1,833)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	5,230	—	5,230
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,117)	—	(8,117)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(109)	—	(109)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(90,429)
ASC 715 (formerly SFAS 158) adoption adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	2,622	—	—	2,622
Dividends paid to AMC Entertainment Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,349)	—	—	(3,349)

Balance April 2, 2009	1	—	—	—	—	—	—	—	—	—	—	—	1,046,703	17,061	(237,586)	826,178

Marquee Holdings Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Continued)

			Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
	Common Stock													Accumulated Other Comprehensive Income (Loss)
													Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive earnings:
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,654	39,654
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,021)	—	(13,021)
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	558	—	558
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,499)	—	(8,499)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	731	—	731

Comprehensive earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,417
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	1,384	—	—	1,384
Dividends paid to AMC Entertainment Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(300,881)	—	—	(300,881)

Balance April 1, 2010	1	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$747,206	$(3,176)	$(197,932)	$546,098

See Notes to Consolidated Financial Statements

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        Marquee Holdings Inc. ("Holdings") is an investment vehicle owned through AMC Entertainment Holdings, Inc. ("Parent") by J.P. Morgan Partners, LLC ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo") and affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively with JPMP and Apollo the "Sponsors"). Holdings was formed for the purpose of acquiring AMC Entertainment Inc. ("AMCE") pursuant to a definitive merger agreement approved by AMCE's Board of Directors on July 22, 2004. Holdings is a holding company with no operations of its own and it has one direct subsidiary, AMCE.

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

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Goodwill, (3) Income Taxes, (4) Pension and Postretirement Assumptions and (5) Film Exhibition Costs. Actual results could differ from those estimates.

        Principles of Consolidation:    The consolidated financial statements include the accounts of Marquee Holdings Inc. and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholder's equity, net earnings (loss) and comprehensive earnings (loss) for the periods presented are attributable to controlling interests.

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Both fiscal 2010 and fiscal 2009 reflect 52 week periods, while fiscal 2008 reflects a 53 week period.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or management believes future redemption to be remote. During fiscal 2008, management changed its estimate of when it believes future redemption to be remote for discounted theatre tickets from 24 months from the date of sale to 18 months from the date of sale. During fiscal 2009, management changed its estimate of redemption rates for packaged tickets. Management believes the 18 month estimate and revised redemption rates are supported by its continued development of redemption history and that they are reflective of management's current best estimate. These changes in estimate had the effect of increasing other theatre revenues and earnings

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

from continuing operations by approximately $4,200,000 and $2,600,000, respectively, during fiscal 2008 and by approximately $2,600,000 and $1,600,000, respectively, during fiscal 2009. During the periods ended April 1, 2010, April 2, 2009, and April 3, 2008, the Company recognized $13,591,000, $14,139,000, and $11,289,000 of income, respectively, related to the derecognition of gift card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of April 1, 2010 and April 2, 2009, the Company recorded film payables of $78,499,000 and $60,286,000, respectively, which is included in accounts payable in the accompanying consolidated balance sheets.

        Concession Costs:    The Company records payments from vendors as a reduction of concession costs when earned unless it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company's purchase of the vendor's products. In the latter instance, revenue is recorded when and if the consideration received is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM") and on July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM, as one of the founding members. NCM engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

        Loyalty Program:    The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards are earned. Historically, the costs of these awards have not been significant.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $9,103,000, $18,121,000 and $20,677,000 for the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively.

        Cash and Equivalents:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of April 1, 2010 and April 2, 2009 was $60,943,000 and $55,302,000, respectively. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, management contracts and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC Trademark intangible asset associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC Trademark intangible asset is considered an indefinite lived intangible asset, and therefore is not amortized but rather evaluated for impairment annually. In fiscal 2009, the Company impaired a favorable lease intangible asset in the amount of $1,364,000.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings and losses of those entities accounted for following the equity method of accounting within equity in (earnings) losses of non-consolidated entities in its consolidated statements of operations. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments that are not considered to be minor in limited liability companies that maintain specific ownership accounts. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in (earnings) losses of non-consolidated entities, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. As of April 1, 2010, the Company holds an 18.23% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 26% interest in Movietickets.com, a joint venture that provides moviegoers with a way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 29.0% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; a 50% interest in three theatres that are accounted for following the equity method of accounting; and a 50% interest in Midland Empire Partners, LLC, a joint venture developing live and film entertainment venues in the Power & Light District of Kansas City, Missouri. In February 2007, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. Future equity in earnings from NCM will not be recognized until cumulative earnings exceed the redemption gain or cash distributions of earnings are received. At April 1, 2010, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $2,868,000, excluding NCM. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets or evaluated for impairment. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended April 2, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $1,836,731,000 as of both April 1, 2010 and April 2, 2009. The Company evaluates goodwill and its trademark for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy, see Note 14—Fair Value Measurements.

        The Company performed its annual impairment analysis during the fourth quarter of fiscal 2010. The fair value of the Company's Theatrical Exhibition operations exceed the carrying value by more than 10% and management does not believe that impairment is probable.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the issuance of debt securities, which are being amortized to interest expense over the respective lives of the issuances, and capitalized computer software, which is amortized over the estimated useful life of the software.

        Leases:    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

        The Company's lease terms commence at the time it obtains "control and access" to the leased premises which is generally a date prior to the "lease commencement date" contained in the lease agreements.

        The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has "control and access" to the leased premises, which is generally a date prior to the "lease commencement date" in the lease agreement. Rent expense related to any "rent holiday" is recorded as operating expense, until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the theatre opening date are expensed as a component of rent expense.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Occasionally, the Company will receive amounts from developers in excess of the costs incurred related to the construction of the leased premises. The Company records the excess amounts received from developers as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

        The Company evaluates the classification of its leases following the guidance in ASC 540-10-25. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally correspond with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $30,956,000 and $31,970,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of April 1, 2010 and April 2, 2009, respectively.

        Sale and Leaseback Transactions:    The Company accounts for the sale and leaseback of real estate assets in accordance with ASC 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining base term of the lease.

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs its annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of the Company's operating cash flow, and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the impairment analysis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture,

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances with the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2010.

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of our theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates which fall under Level 3 within the fair value measurement hierarchy, see Note 14—Fair Value Measurements. During fiscal 2010, the Company recognized non-cash impairment losses of $3,765,000 related to theatre fixed assets. The Company recognized an impairment loss of $2,330,000 on five theatres with 41 screens (in California, Florida, Maryland, New York and Utah), which was related to property, net. The Company also adjusted the carrying value of undeveloped real estate assets located in Illinois based on a recent appraisal which resulted in an impairment charge of $1,435,000.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	52 weeks Ended April 1, 2010	52 weeks Ended April 2, 2009	53 weeks Ended April 3, 2008
Impairment of long-lived assets	$3,765	$73,547	$8,933
Equity in (earnings) losses of non-consolidated entities	—	2,742	—
Investment income	—	1,512	—

Total impairment losses	$3,765	$77,801	$8,933

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings (loss).

        Stock-based Compensation:    Holdings has no stock-based compensation arrangements of its own; however its ultimate parent, AMC Entertainment Holdings, Inc. granted options on 60,243.17873 shares to certain employees during the periods ended March 31, 2005, March 30, 2006, April 2, 2009 and April 1, 2010. Because the employees to whom the options were granted are employed by AMCE, AMCE has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

during fiscal 2005 step-vest in equal amounts over five years with the final vesting having occurred on December 23, 2009. The options granted during fiscal 2006 step-vest in equal amounts over three years with final vesting having occurred on December 23, 2008. The options granted during fiscal 2009 step-vest in equal amounts over five years with final vesting occurring on March 6, 2014, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The options granted during fiscal 2010 step-vest in equal amounts over 5 years with final vesting occurring on May 28, 2014. Holdings has recorded $1,384,000, $2,622,000 and $207,000 of stock-based compensation expense related to these options within general and administrative: other for fiscal 2010, 2009 and 2008, respectively.

        The options have been accounted for using the fair value method of accounting for stock-based compensation arrangements, and the Company has valued the options using the Black-Scholes formula and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	April 1, 2010	April 2, 2009
Weighted average fair value on grant date	$135.71	$129.46
Risk-free interest rate	2.6%	2.6%
Expected life (years)	6.5	6.5
Expected volatility(1)	35.0%	35.0%
Expected dividend yield	—	—

(1)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

        Income Taxes:    The Company accounts for income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and recognizes changes in income tax laws in the period of enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

        AMCE entered into a tax sharing agreement with Holdings and Parent under which AMCE agreed to make cash payments to Holdings and Parent to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to AMCE or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' and Parent's legal existence.

        Casualty Insurance:    The Company is self-insured for general liability up to $500,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of April 1,

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

2010 and April 2, 2009, the Company had recorded casualty insurance reserves of $16,253,000 and $19,179,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $11,363,000, $10,537,000 and $14,836,000 for the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively.

        New Accounting Pronouncements:    In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-06"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and is effective for the Company as of the end of fiscal 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011. See Note 11—Employee Benefit Plans and Note 14—Fair Value Measurements for required disclosures.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force, ("ASU 2009-13"). This Update provides amendments to the criteria in Subtopic 605-25 that addresses how to separate multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, this amendment significantly expands the disclosure requirements related to multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is effective for the Company as of the beginning of fiscal 2012. Early adoption is permitted. The Company is in the process of evaluating the impact ASU 2009-13 will have on its financial statements.

        In June 2009, the FASB amended guidance for determining whether an entity is a variable interest entity and requires an analysis to determine whether the variable interest gives a company a controlling financial interest in the variable interest entity. This guidance is included in ASC 810, Consolidation, which will require an ongoing reassessment and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This guidance is effective as of the beginning of the first fiscal year beginning after November 15, 2009 and is effective for the Company in the first quarter of fiscal 2011. The Company is in the process of determining what effects the application of this guidance may have on its consolidated financial position, but does not believe the guidance will have a material impact.

        In December 2008, the FASB issued ASC 715-20-65, guidance for employers' disclosures about postretirement benefit plan assets, which requires additional fair value disclosures about employers' defined benefit pension or other postretirement plan assets. Specifically, employers are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. See Note 11—Employee Benefit Plans for required disclosures.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Presentation:    Effective April 3, 2009, certain advertising costs related to film exhibition were reclassified from operating expense to film exhibition costs with a conforming reclassification made for the prior year presentation. Effective April 1, 2010, preopening expense, theatre and other closure expense (income), and disposition of assets and other losses (gains) were reclassified to operating expense with a conforming reclassification made for the prior year presentation. Additionally, in the consolidated statements of cash flows, certain operating activities were reclassified to other, net and certain investing activities were reclassified to other, net, with conforming reclassifications made for the prior year presentation. These presentation reclassifications reflect how management evaluates information presented in the statement of operations and consolidated statements of cash flows.

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, the Company received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. Additionally, the Company estimates that it is contractually entitled to receive an additional $8,752,000 of the purchase price related to other tax payments and refunds. While the Company believes it is entitled to these amounts from Cinemex, the resolution and collection will require litigation which was initiated by the Company on April 30, 2010. Resolution could take place over a prolonged period. As a result of the litigation, the Company has established an allowance for doubtful accounts related to this receivable in the amount of $7,480,000 and further directly charged off $1,381,000 of certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as earnings (loss) from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Revenues
Admissions	$—	$62,009	$87,469
Concessions	—	44,744	60,456
Other theatre	—	21,755	23,358

Total revenues	—	128,508	171,283

Costs and Expenses
Film exhibition costs	—	27,338	37,435
Concession costs	—	10,158	13,949
Operating expense	—	32,699	42,302
Rent	—	14,934	18,540
General and administrative—other	—	8,880	10,720
Depreciation and amortization	—	21,070	29,083
Loss (gain) on disposal	7,534	(14,772)	—

Total costs and expenses	7,534	100,307	152,029

Other Expense (Income)
Other expense	—	416	501
Interest expense
Corporate borrowings	—	7,299	11,282
Capital and financing lease obligations	—	582	645
Investment income	—	(1,124)	(1,756)

Total other expense	—	7,173	10,672

Earnings (loss) before income taxes	(7,534)	21,028	8,582
Income tax provision	—	11,300	6,780

Net earnings (loss) from discontinued operations	$(7,534)	$9,728	$1,802

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 3—PROPERTY

        A summary of property is as follows:

(In thousands)	April 1, 2010	April 2, 2009
Property owned:
Land	$43,384	$43,384
Buildings and improvements	157,142	156,665
Leasehold improvements	824,461	812,972
Furniture, fixtures and equipment	1,243,323	1,253,050

	2,268,310	2,266,071
Less-accumulated depreciation and amortization	1,421,367	1,319,353

	846,943	946,718

Property leased under capital leases:
Buildings and improvements	33,864	33,864
Less-accumulated amortization	17,275	15,914

	16,589	17,950

	$863,532	$964,668

        Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the expected useful lives of the assets. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Leasehold improvements	1 to 20 years
Furniture, fixtures and equipment	1 to 10 years

        Expenditures for additions (including interest during construction) and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are included in operating expense in the accompanying consolidated statements of operations.

        Depreciation expense was $163,506,000, $174,851,000, and $190,194,000 for the periods ended April 1, 2010, April 2, 2009, and April 3, 2008, respectively.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)
Balance as of April 3, 2008	$2,070,858
Currency translation adjustment	(45,977)
Fair value deferred tax asset adjustments LCE(1)	(31,515)
Disposition of Cinemex	(156,635)

Balance as of April 1, 2010 and April 2, 2009	$1,836,731

(1)
Adjustments to fair value relate to the release of a valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards expected to be utilized by Parent in the future for a deferred taxable gain related to the purchase of term loans by Parent.

        Activity of other intangible assets is presented below:

		April 1, 2010		April 2, 2009
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	3 to 11 years	$104,301	$(43,782)	$104,646	$(35,949)
Loyalty program	3 years	46,000	(38,870)	46,000	(34,914)
LCE trade name	1 year	2,300	(1,920)	2,300	(1,460)
LCE management contracts	13 to 21 years	35,400	(29,209)	35,400	(27,893)
Other intangible assets	1 to 12 years	13,654	(13,442)	13,654	(13,418)

Total, amortizable		$201,655	$(127,223)	$202,000	$(113,634)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Recorded amortization	$13,934	$21,481	$28,387

        Estimated amortization expense for the next five fiscal years for intangible assets is projected below:

(In thousands)	2011	2012	2013	2014	2015
Projected amortization expense	$11,980	$10,856	$10,147	$7,769	$7,120

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of April 1, 2010, include an 18.23% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com, Inc. ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"). Financial results for the fifty-three weeks ended April 3, 2008 include a 50% interest in Hoyts General Cinemas South America ("HGCSA"), an entity that operated 17 theatres in South America, which was disposed of in July 2007.

        In May 2007, the Company disposed of its investment in Fandango, Inc. ("Fandango"), accounted for using the cost method, for total proceeds of approximately $20,360,000, of which $17,977,000 was received in May and September 2007 and $2,383,000 was received in November 2008. The Company recorded a gain on the sale recorded in investment income of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007, the Company disposed of its investment in HGCSA for total proceeds of approximately $28,682,000 and recorded a gain on the sale included in equity earnings of non-consolidated entities of approximately $18,751,000.

DCIP Transactions

        On March 10, 2010, DCIP completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by AMC Entertainment Inc., Cinemark Holdings, Inc. ("Cinemark") and Regal Entertainment Group ("Regal"). At closing the Company contributed 342 projection systems that it owned to DCIP which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and its carrying value on the date of contribution. On March 26, 2010, the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. As of April 1, 2010, the Company operated 568 digital projection systems leased from DCIP pursuant to operating leases and anticipates that it will have deployed 4,000 of these systems in its existing theatres over the next three to four years.

        The digital projection systems leased from DCIP and its affiliates will replace most of the Company's existing 35 millimeter projection systems in its U.S. theatres. The Company is examining its estimated depreciable lives for its existing equipment, with a net book value of approximately $14,224,000 that will be replaced and expects to accelerate the depreciation of these existing 35 millimeter projection systems, based on the estimated digital projection system deployment timeframe.

NCM Transactions

        On March 29, 2005, the Company along with Regal combined their screen advertising operations to form NCM. On July 15, 2005, Cinemark joined the NCM joint venture by contributing its screen

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

advertising business. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

        In connection with the completion of NCM, Inc.'s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among American Multi-Cinema, Inc., Regal and Cinemark (the "Founding Members"). Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for NCM, Inc. shares of common stock on a one-for-one basis, or at the option of NCM, Inc., a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by the Founding Members was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259,347,000 in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26,467,000 from selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriters' over-allotment option in the NCM, Inc. IPO.

        Also in connection with the completion of NCM, Inc.'s IPO, the Company agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement ("ESA") in exchange for approximately $231,308,000. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which the Company is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to the Founding Members will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, the Company entered into the First Amended and Restated Loews Screen Integration Agreement with NCM on February 13, 2007, pursuant to which the Company paid NCM an amount that approximated the EBITDA that NCM would have generated if it had been able to sell advertising in the Loews Cineplex Entertainment Corporation ("Loews") theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to AMC common membership units in NCM, increasing the Company's ownership interest to approximately 33.7%; such Loews payments were made quarterly until the former screen advertising agreements expired in fiscal 2009. The Loews Screen Integration payments totaling $15,982,000 have been paid in full in fiscal 2010. The Company is also required to purchase from NCM any on-screen advertising time provided to the Company's beverage concessionaire at a negotiated rate. In addition, the Company expects to receive mandatory quarterly distributions of excess cash from NCM. Immediately following the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

        Annual adjustments to the common membership units are made pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Founding Members. The adjustments to common membership units reflect changes in the number of theatre screens operated and attendance. Effective March 27, 2008, the Company received 939,853 common membership units of NCM as a result of the Common Unit Adjustment, increasing the Company's interest in NCM to 19.1%. The Company recorded the additional units received as a result of the Common Unit Adjustment at fair value and as a new investment (Tranche 2 Investment) with an offsetting adjustment to deferred revenue. Effective May 29, 2008, NCM issued 2,913,754 common membership units to another founding member due to an acquisition, which caused a decrease in AMC's ownership share from 19.1% to 18.52%. Effective March 17, 2009, the Company received 406,371 common membership units of NCM as a result of the Common Unit Adjustment, increasing the Company's interest in NCM to 18.53%. Effective March 17, 2010, the Company received 127,290 common membership units of NCM. As a result of the Common Unit Adjustment among the founding members, the Company's interest in NCM decreased to 18.23%. The Company recorded the additional units received at fair value with an offsetting adjustment to deferred revenue.

        As a result of NCM, Inc's IPO and debt financing, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. The Company reduced its investment in NCM to zero and recognized the change of interest gain and the excess distribution as a gain in equity in earnings of non-consolidated entities, as it has not guaranteed any obligations of NCM and is not otherwise committed to provide further financial support for NCM.

        Following the NCM, Inc. IPO, the Company will not recognize undistributed equity in the earnings on the original NCM membership units until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company will recognize equity in earnings only to the extent it receives cash distributions from NCM. The Company considers the excess distribution as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as the Company's share of NCM's future earnings, net of distributions received, exceeds the excess distribution. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

        Pursuant to the Company's Tax Receivable Agreement with National CineMedia, Inc., the Company receives periodic distributions based on certain tax benefits related to the NCM Transactions. As of April 1, 2010, the Company owns 18,948,404 units or an 18.23% interest in NCM. As a founding member, the Company has the ability to exercise significant control over the governance of NCM, and, accordingly accounts for its investment following the equity method. The fair market value of the units in National CineMedia, LLC was approximately $334,629,000, based on a price for shares of National CineMedia, Inc. on April 1, 2010 of $17.66 per share.

Related Party Transactions

        As of April 1, 2010 and April 2, 2009, the Company has recorded $1,462,000 and $1,342,000, respectively, of amounts due from NCM related to on-screen advertising revenue. As of April 1, 2010

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

and April 2, 2009, the Company had recorded $1,502,000 and $1,657,000, respectively, of amounts due to NCM related to the ESA and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $20,352,000, $19,116,000 and $14,531,000 during the fifty-two weeks ended April 1, 2010, April 2, 2009, and the fifty-three weeks ended April 3, 2008, respectively. The Company recorded expenses related to its beverage advertising agreement with NCM of $12,107,000, $15,118,000 and $16,314,000 during fiscal years 2010, 2009, and 2008, respectively.

Summary Financial Information

        Condensed financial information of the Company's non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Financial Condition:

(In thousands)	April 1, 2010	April 2, 2009
Current assets	$145,019	$110,184
Noncurrent assets	386,830	252,163
Total assets	531,849	362,347
Current liabilities	38,521	71,448
Noncurrent liabilities	960,665	892,376
Total liabilities	999,186	963,824
Stockholders' deficit	(467,337)	(601,477)
Liabilities and stockholders' deficit	531,849	362,347
The Company's recorded investment(1)	$69,922	$47,439

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

Operating Results:

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Revenues	$432,551	$419,401	$322,536
Operating costs and expenses	310,819	318,774	214,144
Net earnings	121,732	100,627	108,392
The Company's recorded equity in earnings	30,300	24,823	43,019

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the fifty-three weeks ended April 3, 2008, and the fifty-two weeks ended April 2, 2009 and April 1, 2010.

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Ending balance March 29, 2007	$—	$(231,045)	$(15,850)	$—	$—	$—
Receipt of excess cash distributions	—	—	—	22,175	(22,175)	—
Payments on Loews' Screen Integration Agreement	—	—	11,201	(11,201)	—	—
Receipt of Common Units	21,598	(21,598)	—	—	—	—
Amortization of deferred revenue	—	2,331	—	—	—	(2,331)

Ending balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$10,974	$(22,175)	$(2,331)

Receipt under Tax Receivable Agreement	$—	$—	$—	$3,796	$(3,796)	$—
Receipt of Common Units	5,453	(5,453)	—	—	—	—
Receipt of excess cash distributions	(1,241)	—	—	24,308	(23,067)	—
Payments on Loews' Screen Integration Agreement	—	—	4,700	(4,700)	—	—
Increase Loews' Screen Integration Liability	—	—	(132)	—	132	—
Change in interest loss(4)	(83)	—	—	—	83	—
Amortization of deferred revenue	—	2,601	—	—	—	(2,601)
Equity in earnings(5)	1,006	—	—	—	(1,006)	—

Ending balance April 2, 2009	$26,733	$(253,164)	$(81)	$23,404	$(27,654)	$(2,601)

Receipt under Tax Receivable Agreement	$—	$—	$—	$8,788	$(8,788)	$—
Receipt of Common Units	2,290	(2,290)	—	—	—	—
Receipt of excess cash distributions	(1,847)	—	—	25,827	(23,980)	—
Payment on Loews' Screen Integration Agreement	—	—	81	(81)	—	—
Receipt of tax credits	(1)	—	—	18	(17)	—
Change in interest loss(4)	(57)	—	—	—	57	—
Amortization of deferred revenue	—	3,132	—	—	—	(3,132)
Equity in earnings(5)	1,708	—	—	—	(1,708)	—

Ending balance April 1, 2010	$28,826	$(252,322)	$—	$34,552	$(34,436)	$(3,132)

(1)
The NCM common membership units held by AMC immediately following the NCM, Inc. IPO are carried at zero cost (Tranche 1 Investment). As provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, AMC received additional NCM common membership

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 5—INVESTMENTS (Continued)

  units in fiscal 2008, 2009 and 2010, valued at $21,598,000, $5,453,000 and $2,290,000, respectively (Tranche 2 Investments).

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM.

(3)
Represents the amount due to NCM under the Loews Screen Integration Agreement that was fully paid in April 2009.

(4)
AMC's ownership share decreased from 19.1% to 18.52% effective May 29, 2008 due to NCM's issuance of 2,913,754 common membership units to another founding member due to an acquisition. In fiscal 2010, AMC's ownership share decreased to 18.23% due to the allocation of the annual Common Unit Adjustment.

(5)
Represents equity in earnings on the Tranche 2 Investments only.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	April 1, 2010	April 2, 2009
Other current assets:
Prepaid rent	$34,442	$34,135
Income taxes receivable	2,144	8,757
Prepaid insurance and other	12,127	16,854
Merchandise inventory	8,222	6,745
Deferred tax asset	9,200	7,800
Other	6,784	6,235

	$72,919	$80,526

Other long-term assets:
Investments in real estate	$5,126	$6,561
Deferred financing costs	32,712	26,037
Investments in joint ventures	69,922	47,439
Computer software	28,817	31,249
Deferred tax asset	95,300	30,200
Other	6,226	4,602

	$238,103	$146,088

Accrued expenses and other liabilities:
Taxes other than income	$39,470	$40,175
Interest	29,690	15,596
Payroll and vacation	8,327	7,855
Current portion of casualty claims and premiums	6,005	7,923
Accrued bonus	15,964	1,183
Theatre and other closure	6,694	7,386
Accrued licensing and percentage rent	17,926	7,280
Current portion of pension and other benefits liabilities	1,423	1,549
Other	17,775	13,123

	$143,274	$102,070

Other long-term liabilities:
Unfavorable lease obligations	$128,027	$139,537
Deferred rent	98,034	86,420
Pension and other benefits	42,545	37,642
Deferred gain	17,454	15,899
Tax liability	7,000	7,000
Casualty claims and premiums	12,250	14,600
Other	4,281	7,605

	$309,591	$308,703

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	April 1, 2010	April 2, 2009
Senior Secured Credit Facility-Term Loan (2.00% as of April 1, 2010)	$622,375	$628,875
Senior Secured Credit Facility-Revolver	—	185,000
8 5/8% Senior Fixed Rate Notes due 2012	—	250,000
8% Senior Subordinated Notes due 2014	299,227	299,066
12% Senior Discount Notes due 2014	240,795	240,795
11% Senior Subordinated Notes due 2016	325,000	325,000
8.75% Senior Fixed Rate Notes due 2019	586,252	—
Capital and financing lease obligations, 9% - 11.5%	57,286	60,709

	2,130,935	1,989,445
Less: current maturities	(10,463)	(9,923)

	$2,120,472	$1,979,522

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of April 1, 2010 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2011	$9,225	$5,262	$3,963	$6,500	$10,463
2012	8,023	4,870	3,153	6,500	9,653
2013	7,055	4,578	2,477	609,375	611,852
2014	6,706	4,338	2,368	300,000	302,368
2015	6,728	4,083	2,645	240,795	243,440
Thereafter	61,900	19,220	42,680	925,000	967,680

Total	$99,637	$42,351	$57,286	$2,088,170	$2,145,456

Senior Secured Credit Facility

        The senior secured credit facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity date of January 26, 2013 and a $200,000,000 revolving credit facility that matures in 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. As of April 1, 2010, AMC Entertainment had approximately $12,832,000 in outstanding letters of credit, leaving $187,168,000 available to borrow against the revolving credit facility.

        Borrowings under the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. On March 13, 2007, the Company

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing its outstanding senior and subordinated notes and its senior secured credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Fixed Notes due 2012

        In connection with the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012"), that were previously issued by Marquee on August 18, 2004.

        On June 9, 2009, AMC Entertainment completed the offering of $600,000,000 aggregate principal amount of its 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding $250,000,000 aggregate principal amount of the Fixed Notes due 2012 at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by AMCE on or before the early tender date (the "Cash Tender Offer"). AMCE used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $238,065,000 principal amount of the Fixed Notes due 2012. AMCE recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $3,312,000, a consent fee paid to the holders of $7,142,000 and other expenses of $372,000. On August 15, 2009, AMCE redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. AMCE recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holders of $257,000 and other expenses of $36,000.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        In connection with the merger with Marquee, the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes.

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

Notes Due 2019

        On June 9, 2009, AMC Entertainment issued $600,000,000 aggregate principal amount of 8.75% Senior Notes (the "Notes due 2019") issued under an indenture (the "Indenture"), with U.S. Bank, National Association, as trustee. The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019.

        The Notes due 2019 are general unsecured senior obligations of AMC Entertainment, fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of AMC Entertainment's existing and future domestic restricted subsidiaries that guarantee AMC Entertainment's other indebtedness.

        The Notes due 2019 are redeemable at AMCE's option in whole or in part, at any time on or after June 1, 2014 at 104.375% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2017. In addition, AMC Entertainment may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to June 1, 2012 at a redemption price of 108.75%.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The indenture governing the Notes due 2019 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating AMC Entertainment's obligations under the Notes due 2019 to AMC Entertainment's obligations under its senior secured credit facility and other senior indebtedness. The Notes due 2019 were issued at a 2.418% discount which is amortized to interest expense following the interest method over the term of the notes.

        As of April 1, 2010, the Company was in compliance with all financial covenants relating to the senior secured credit facility, the Notes due 2016, Discount Notes due 2014, the Notes due 2014 and the Notes due 2019.

Change of Control

        Upon a change of control (as defined in the indentures), AMCE would be required to make an offer to repurchase all of the outstanding Notes due 2019, Notes due 2016, and Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Sponsors are considered Permitted Holders as defined in each of the indentures and as such could create certain voting arrangements that would not constitute a change of control under the indentures.

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

        The indentures relating to the Discount Notes due 2014 allows the Company to incur specified permitted indebtedness (as defined therein) without restriction. The indenture also allows the Company to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's senior secured credit facility, as long as the Company can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis under the indenture for the Discount Notes due 2014. Under the indenture relating to the Senior Discount Notes due 2014 (the Company's most restrictive indenture), the Company could borrow approximately $220,600,000 (assuming an interest rate of 8.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If the Company cannot satisfy the applicable coverage ratios of the indentures, generally the Company can incur, in addition to amounts borrowed under the senior secured credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Company's notes and the Parent Term Loan Facility.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Notes due 2014, the Notes due 2016, the Notes due 2019 and the

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

senior secured credit facility. Under the most restrictive of these provisions, set forth in the Indenture for the Notes due 2016, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $309,752,000 in the aggregate as of April 1, 2010. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral and the obligation is not reflected on AMCE's balance sheet.

        On any interest payment date prior to August 15, 2009, Holdings was permitted to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings would be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes would cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note would be equal to the accreted value of such notes as of such interest payment date. Holdings commenced paying cash interest on August 16, 2007 and made its first semi-annual interest payment on February 15, 2008 at which time the principal became fixed at $240,795,000.

        Upon a change of control (as defined in the indentures), Holdings would be required to make an offer to repurchase all of the outstanding Discount Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 8—Stockholder's Equity, Parent entered into a $400,000,000 Credit Agreement dated as of June 13, 2007 ("Parent Term Loan Facility") for net proceeds of $396,000,000. Costs related to the issuance of the Parent Term Loan Facility were capitalized and are charged to interest expense, following the interest method, over the life of the Parent Term Loan Facility. During fiscal 2010, Parent made payments to purchase term loans and reduce the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend provided by the Company. As of April 1, 2010, the principal balance of the Parent Term Loan Facility, including unpaid interest, was $198,973,000 and the interest rate on borrowings thereunder was 5.26% per annum.

        Parent is a holding company with no operations of its own and has no ability to service interest or principal on the Parent Term Loan Facility other than through dividends it may receive from Holdings and AMCE. Holdings and AMCE are restricted, in certain circumstances, from paying dividends to Parent by the terms of the indentures governing their Notes due 2014, Notes due 2016, Discount Notes due 2014, Notes due 2019 and the senior secured credit facility. Holdings and AMCE have not guaranteed the indebtedness of Parent nor pledged any of their assets as collateral and the obligation is not reflected on AMCE's or Holdings' balance sheet.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Parent is required to pay an administrative agent fee to the lenders under the Parent Term Loan Facility of $100,000 annually.

        Parent may voluntarily repay outstanding loans under the Parent Term Loan Facility, in whole or in part, together with accrued interest to the date of such prepayment on the principal amount prepaid at any time on or before June 13, 2010 at 101% of principal and at 100% of principal thereafter. Unpaid principal and interest on outstanding loans under the Parent Term Loan Facility are required to be repaid upon maturity on June 13, 2012.

        Upon a change of control (as defined in the Parent Term Loan Facility), Lenders have the right to require Parent to prepay the Parent Term Loan Facility at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. The Sponsors are considered Permitted Holders as defined in the Parent Term Loan Facility and as such could create certain voting arrangements that would not constitute a change of control under the Parent Term Loan Facility. In the event of a qualified equity issuance offer as defined in the Parent Term Loan Facility, Parent will, to the extent lawful, prepay the maximum principal amount of loans properly tendered that may be purchased out of any qualified equity issuance net proceeds at a prepayment price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.

        The Parent Term Loan Facility contains certain covenants that, among other things, may limit the ability of the Parent to incur additional indebtedness and pay dividends or make distributions in respect of its capital stocks, and this obligation is not reflected on AMCE's balance sheet.

NOTE 8—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of April 1, 2010 which is owned by Parent.

        On June 20, 2005, Holdings entered into a merger agreement ("Merger Agreement") with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, the "Mergers"). The transaction closed on January 26, 2006.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 8—STOCKHOLDER'S EQUITY (Continued)

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

        The Class L Common Stock, Class A Common Stock and Class N Common Stock will automatically convert on a one-for-one basis into shares of Residual Common Stock, par value $0.01 per share, upon (i) written consent of each of the Sponsors or (ii) the completion of an initial public offering of capital stock of Parent, Holdings or AMCE (an "IPO").

        The issuance of the equity securities was exempt from registration under the Securities Act of 1933 and the rules promulgated thereunder (the "Securities Act") in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation ("holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to its stockholders. Parent used cash derived from AMCE and proceeds from the issuance of a $400,000,000 Credit Agreement issued by Parent (See Note 7) to pay a dividend to its stockholders of $652,800,000 during fiscal year 2008.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 8—STOCKHOLDER'S EQUITY (Continued)

        During fiscal 2009, Holdings distributed to Parent $3,349,000 which has been recorded by Holdings as a reduction to additional paid-in capital. Parent used the available funds to repurchase treasury stock and pay corporate overhead expenses incurred in the ordinary course of business.

        During fiscal 2010, Holdings used cash received from AMCE to pay a dividend distribution of $300,881,000 to Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        As discussed in Note 9—Income Taxes, the Company adopted the accounting guidance for uncertainty in income taxes under ASC 740, Income Taxes, on March 30, 2007. The cumulative effect of the change on adoption charged to accumulated deficit was $5,373,000. As discussed in Note 11—Employee Benefit Plans, the Company adopted the amended provisions of ASC 715, Compensation-Retirement Benefits, and recorded an $82,000 loss to fiscal 2009 opening accumulated deficit.

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

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent, has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 4,786.0000, 15,980.45, 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended April 1, 2010, April 2, 2009, March 30, 2006 and March 31, 2005, respectively. As of April 1, 2010, there was $2,166,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan expected to be recognized over five years.

        Since the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting having occurred on December 23, 2009, the options granted during fiscal 2006 step-vest in equal amounts over three years with final vesting occurring on December 23, 2008, the options granted in fiscal 2009 step-vest in equal amounts over five years with final vesting occurring on March 6, 2014 and the options granted in fiscal 2010 step-vest in equal amounts over five years with final vesting occurring on May 28, 2014, but vesting may accelerate for one participant if there is a change of control (as defined in the plan). One of the holders of options fully vested during fiscal 2007 upon entry into his employment separation and general release agreement on March 20, 2007. The Company has recorded $1,384,000, $2,622,000 and

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 8—STOCKHOLDER'S EQUITY (Continued)

$207,000 of stock-based compensation expense related to these options within general and administrative: other and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during each of the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively. One of the previous holders of stock options held put rights associated with his options deemed to be within his control whereby he could require Holdings to repurchase his options and, as a result, the expense for these options was remeasured each reporting period as liability based options at the Holdings level and the related compensation expense was included in AMCE's financial statements. However, since the put option that caused liability classification was a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $1,384,000, $2,622,000 and $207,000 during each of the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively. For the option awards classified as liabilities by Holdings, the Company revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,000 per share, which was based on a contemporaneous valuation reflecting market conditions as of April 3, 2008. In May 2008, Holdings was notified of the holder's intention to exercise the put option and Holdings made cash payments to settle the accrued liability of $3,911,000 during fiscal 2009. As a result of the exercise of the put right, there was no additional stock compensation expense related to these options in fiscal 2009 and the related options were canceled upon exercise of the put right during fiscal 2009.

        The Company accounts for stock options using the fair value method of accounting and has valued the May 28, 2009 option grants using the Black-Scholes formula which included a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors. This reflected market conditions as of May 28, 2009 which indicated a fair value price per share of the underlying shares of $339.59 per share, a purchase of 2,542 shares by Parent for $323.95 per share from the Company's former Chief Executive Officer pursuant to his Separation and General Release Agreement dated February 23, 2009 and a sale of 385.862 shares by Parent to the Company's current Chief Executive Officer pursuant to his Employment Agreement dated February 23, 2009 for $323.95 per share. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Parent's stock option plan.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 8—STOCKHOLDER'S EQUITY (Continued)

        A summary of stock option activity under all plans is as follows:

	April 1, 2010		April 2, 2009		April 3, 2008
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	26,811.1680905	$391.43	36,521.356392	$491.00	39,476.72873	$491.00
Granted(1)	4,786.00000	339.59	15,980.45000	323.95	—	—
Forfeited	—	—	(25,690.6383015)	—	(2,455.372338)
Exercised	—	—	—	—	(500.00000)	—

Outstanding at end of year and expected to vest(1)(2)	31,597.1680905	$383.58	26,811.1680905	$391.43	36,521.356392	$491.00

Exercisable at end of year(3)	14,026.8080901	$452.94	8,784.574472	$491.00	25,681.40958	$491.00

Available for grant at end of year	9,325.7042495		14,111.7042495		12,086.090418

(1)
The weighted average remaining contractual life for outstanding options was 7.6 years, 8.3 years, and 5.1 years for fiscal 2010, 2009 and 2008, respectively.

(2)
The aggregate estimated intrinsic value for these options was $11,400,000 as of April 1, 2010.

(3)
The aggregate estimated intrinsic value for these options was $4,100,000 as of April 1, 2010.

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was $412,000 during fiscal 2008 and there were no options exercised during fiscal 2009 and 2010. Parent received cash from the exercise of stock options during fiscal 2008 of $500,000 and a related tax deduction of $164,800.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 9—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended April 1, 2010 consists of the following components:

(In thousands)	April 1, 2010	April 2, 2009	April 3, 2008
Current:
Federal	$(2,800)	$—	$800
Foreign	—	13,200	6,200
State	500	3,500	3,600

Total current	(2,300)	16,700	10,600

Deferred:
Federal	(66,500)	—	(4,600)
Foreign	—	(1,900)	2,500
State	—	2,300	(700)

Total deferred	(66,500)	400	(2,800)

Total provision (benefit)	(68,800)	17,100	7,800
Tax benefit from discontinued operations	—	(11,300)	(6,780)

Total provision (benefit) from continuing operations	$(68,800)	$5,800	$1,020

        Holdings has recorded no alternative minimum taxes as the consolidated tax group for which Holdings is a member expects no alternative minimum tax liability and pursuant to the tax sharing arrangement in place, Holdings has no liability.

        Pre-tax income (losses) consisted of the following:

(In thousands)	April 1, 2010	April 2, 2009	April 3, 2008
Domestic	$(21,396)	$(101,066)	$22,091
Foreign	(7,750)	7,008	8,442

Total	$(29,146)	$(94,058)	$30,533

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 9—INCOME TAXES (Continued)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	April 1, 2010	April 2, 2009	April 3, 2008
Income tax expense (benefit) at the federal statutory rate	(7,564)	(40,280)	7,683
Effect of:
Foreign rate differential	—	—	1,990
State income taxes	500	5,800	2,896
Change in ASC 740 (formerly FIN 48) reserve	1,000	(5,421)	(5,373)
Permanent items	(540)	—	—
Change in ASC 740 (formerly APB 23) assertion	—	401	(6,220)
Valuation allowance	(62,218)	45,111	(970)
Other, net	22	189	1,014

Income tax expense (benefit)	(68,800)	5,800	1,020

Effective income tax rate	318.3%	(5.0)%	4.6%

        The fiscal 2008 change in ASC 740 assertion relates to a resolution reached in fiscal 2008 on a pre-filing agreement with a taxing authority which resulted in additional basis which was deducted on the 2007 tax return. The deduction was the result of a 2007 change in ASC 740 assertion. As a result of the additional basis, the Company did not have to utilize certain net operating loss carryforwards.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 9—INCOME TAXES (Continued)

        The significant components of deferred income tax assets and liabilities as of April 1, 2010 and April 2, 2009 are as follows:

	April 1, 2010		April 2, 2009
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$—	$(1,948)	$32,130	$—
Investments in joint ventures	—	(57,109)	—	(50,709)
Intangible assets	—	(29,017)	—	(24,234)
Pension postretirement and deferred compensation	19,150	—	17,260	—
Accrued reserves and liabilities	21,588	—	23,653	—
Deferred interest	25,660	—	25,660	—
Deferred revenue	113,667	—	116,882	—
Deferred rents	100,560	—	100,343	—
Alternative minimum tax and other credit carryovers	13,058	—	15,265	—
Charitable contributions	1,198	—	—	—
Net operating loss carryforward	200,228	—	103,273	—

Total	$495,109	$(88,074)	$434,466	$(74,943)
Less: Valuation allowance	(302,535)	—	(321,523)	—

Total deferred income taxes(1)	$192,574	$(88,074)	$112,943	$(74,943)

(1)
See Note 6—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Other Accounts		Deductions and Write-offs		Balance at End of Period
Fiscal Year 2010
Valuation Allowance-deferred income tax assets	$321,523	(62,218)	43,230	(1)	—		$302,535
Fiscal Year 2009
Valuation Allowance-deferred income tax assets	$379,081	45,111	(50,529)	(1)	(52,140)	(2)	$321,523
Fiscal Year 2008
Valuation Allowance-deferred income tax assets	$383,808	(970)	(3,757)	(1)	—		$379,081

(1)
Intercompany tax sharing agreement, goodwill, and other comprehensive income adjustments in stockholder's equity.

(2)
Elimination of Cinemex deferred tax asset and change in valuation allowance through discontinued operations.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 9—INCOME TAXES (Continued)

        The Company's federal income tax loss carryforward of $438,702,000 will begin to expire in 2020 and will completely expire in 2030 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $874,317,000 which may be used over various periods ranging from 1 to 20 years.

        Parent completed the repurchase of certain term loans under the Parent term Loan Facility in fiscal 2010. Based upon the historical tax sharing arrangement, Parent should utilize the Company's net operating losses in future years. During fiscal 2010, the Company reversed $1,500,000 of its valuation allowance through the income statement in anticipation of future utilization by Parent. As of April 2, 2009, the Company reversed $31,000,000 of its valuation allowance through Goodwill in anticipation of future utilization by Parent.

        During fiscal 2010, management believed it was more likely than not that the Company had the ability to execute a feasible and prudent tax strategy that would provide for the realization of net operating losses that expire through 2022 by converting certain limited partnership units into common stock. Management has reduced its overall valuation allowance by $65,000,000 in fiscal 2010 for the estimated amount of net operating losses that would be realized as a result of this potential action.

        The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $302,535,000 as of April 1, 2010.

        Effective March 30, 2007, the Company adopted accounting rules regarding uncertainty in income taxes. Relative to the implementation of this guidance, the Company's financial statements did not include any tax contingencies, after consideration of the partial/full valuation allowance recorded against net deferred tax assets. As a result of the adoption of this guidance, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. A reconciliation of the change in the amount of unrecognized tax benefits during the year ended April 1, 2010 was as follows:

(In millions)	April 1, 2010	April 2, 2009	April 3, 2008
Balance at Beginning of Period	$33.5	$38.7	$44.1
Gross Increases—Current Period Tax Positions	1.5	1.5	—
Gross Decreases—Tax Position in Prior Periods	(.5)	(2.1)	—
Favorable Resolutions with Authorities	—	—	(5.4)
Expired Attributes	—	—	—
Lapse of Statute of Limitations	—	(4.6)	—
Cash Settlements	—	—	—

Balance at End of Period	$34.5	$33.5	$38.7

        As of April 1, 2010, the Company recognized a $7,000,000 liability for uncertain tax positions and a $7,000,000 deferred tax asset for net operating losses on the balance sheet. These uncertain positions

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 9—INCOME TAXES (Continued)

were taken in tax years where the Company generated positive taxable income and they were previously netted against deferred tax assets on the balance sheet.

        The Company's effective tax rate would not be significantly impacted by the ultimate resolution of the uncertain tax positions because of the retention of a valuation allowance against its net operating loss carryforwards.

        During December 2007, the IRS informed the Company of its acceptance of certain tax conclusions that the Company had taken on a transaction the Company entered into during the fiscal year ended March 29, 2007 that were presented to the IRS in a Request for a Pre-Filing Agreement. As a result of the IRS accepting the Company's tax conclusions, the $5,373,000 reserve established with the adoption of the income tax uncertainty guidance was resolved and the tax benefit was recorded during the fiscal year ended April 3, 2008.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general, and administrative expense, respectively. As of April 3, 2008, the Company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties increased by $101,000 and $45,000, as of April 1, 2010 and April 2, 2009, respectively.

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

NOTE 10—LEASES

        Beginning in fiscal 1998, the Company has completed numerous real estate lease agreements with Entertainment Properties Trust ("EPT") including transactions accounted for as sale and leaseback transactions in accordance with Accounting Standards Codification No. 840, Leases. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres such as taxes and other charges, insurance, utilities, service, maintenance and any ground lease payments. As of April 1, 2010, the Company leased from EPT 42 theatres with 924 screens located in the United States and Canada.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 10—LEASES (Continued)

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of April 1, 2010:

(In thousands)	Minimum operating lease payments
2011	$390,558
2012	392,317
2013	380,224
2014	353,535
2015	350,352
Thereafter	2,016,646

Total minimum payments required	$3,883,632

        As of April 1, 2010, the Company has a lease agreement for one theatre with 12 screens which is expected to begin construction in fiscal 2011 and open in fiscal 2012. Included above are equipment leases payable to DCIP.

        Included in other long-term liabilities as of April 1, 2010 and April 2, 2009 is $226,061,000 and $225,957,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Minimum rentals	$391,493	$398,289	$387,449
Common area expenses	41,189	43,409	44,667
Percentage rentals based on revenues	7,982	7,105	7,273

Theatre rent	440,664	448,803	439,389
General and administrative and other	1,427	1,227	1,463

Total	$442,091	$450,030	$440,852

NOTE 11—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental). Certain employees are eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

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

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a negative prior service cost of $5,969,000 through other comprehensive income to be amortized over eleven years based on expected future service of the remaining participants.

        Effective March 29, 2007, the Company adopted the amended guidance for employers' accounting for defined benefit pension and other postretirement plans in ASC 715, Compensation-Retirement Benefits, ("ASC 715"). ASC 715 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities by applying the transition option under which a 15 month measurement was determined as of January 1, 2008, that covers the period to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to other comprehensive income.

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

        The measurement date used to determine pension and other postretirement benefits is April 1, 2010.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Components of net periodic Benefit cost:
Service cost	$180	$369	$443	$210	$402	$846
Interest cost	4,403	4,468	4,440	1,296	1,111	1,555
Expected return on plan assets	(2,990)	(5,098)	(4,691)	—	—	—
Amortization of prior service credit	—	—	—	(543)	(407)	—
Amortization of net transition obligation	—	28	39	—	—	—
Amortization of net (gain) loss	134	(1,622)	(1,115)	(278)	(69)	—
Settlement	—	—	(56)	—	—	—
Curtailment	—	(1,072)	—	—	—	—

Net periodic benefit cost	$1,727	$(2,927)	$(940)	$685	$1,037	$2,401

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Net (gain) loss	$4,224	$16,086	$7,315	$(3,604)
Net prior service credit	—	—	(3,727)	(5,969)
Amortization of net gain (loss)	(134)	1,622	543	69
Amortization of prior service credit	—	—	278	407
Amortization of net transition obligation	—	(28)	—	—
Impact of changing measurement date	—	411	—	—
Disposition of Cinemex	—	(877)	—	—

Total recognized in other comprehensive income	$4,090	$17,214	$4,409	$(9,097)

Net periodic benefit cost	1,727	(2,927)	685	1,037

Total recognized in net periodic benefit cost and other comprehensive income	$5,817	$14,287	$5,094	$(8,060)

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$60,690	$73,330	$18,101	$26,830
Service cost	180	414	210	632
Interest cost	4,403	5,604	1,296	1,727
Plan participant's contributions	—	—	417	447
Actuarial (gain) loss	13,694	(12,017)	7,315	(3,604)
Plan amendment	—	—	(3,727)	(5,969)
Benefits paid	(2,526)	(4,638)	(1,628)	(1,962)
Disposition of Cinemex	—	(1,468)	—	—
Currency translation adjustment	—	(535)	—	—

Benefit obligation at end of period	$76,441	$60,690	$21,984	$18,101

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Change in plan assets:
Fair value of plan assets at beginning of period	$39,600	$62,114	$—	$—
Actual return on plan assets gain (loss)	12,461	(20,623)	—	—
Employer contribution	4,922	2,747	1,211	1,515
Plan participant's contributions	—	—	417	447
Benefits paid	(2,526)	(4,638)	(1,628)	(1,962)

Fair value of plan assets at end of period	$54,457	$39,600	$—	$—

Net liability for benefit cost:
Funded status	$(21,984)	$(21,090)	$(21,984)	$(18,101)

	Pension Benefits		Other Benefits
(In thousands)	April 1, 2010	April 2, 2009	April 1, 2010	April 2, 2009
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(192)	$(249)	$(1,231)	$(1,300)
Other long-term liabilities	(21,792)	(20,841)	(20,753)	(16,801)

Net liability recognized	$(21,984)	$(21,090)	$(21,984)	$(18,101)

Aggregate accumulated benefit obligation	$(76,441)	$(60,690)	$(21,984)	$(18,101)

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	April 1, 2010	April 2, 2009
Aggregated accumulated benefit obligation	$(75,997)	$(60,690)
Aggregated projected benefit obligation	(75,997)	(60,690)
Aggregated fair value of plan assets	53,977	39,600

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	April 1, 2010	April 2, 2009	April 1, 2010	April 2, 2009
Net actuarial (gain) loss	$5,393	$1,303	$1,607	$(5,986)
Prior service credit	—	—	(8,746)	(5,562)

        Amounts in accumulated other comprehensive income (loss) expected to be recognized in components of net periodic pension cost in fiscal 2011 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial loss	$174	$—
Prior service credit	—	(865)

Total	$174	$(865)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	April 1, 2010	April 2, 2009	April 1, 2010	April 2, 2009
Discount rate	6.16%	7.43%	5.97%	7.42%
Rate of compensation increase	N/A	N/A	N/A	5.00%

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	52 Weeks ended April 1, 2010	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008	52 Weeks ended April 1, 2010	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008
Discount rate	7.43%	6.25%	5.71%	7.42%	6.25%	5.75%
Expected long-term return on plan assets	8.00%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	5.00%	5.00%

        In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2010 was 8.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2017 and remain at 4.0% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 1, 2010 by $2,204,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2010 by $147,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2010 by $1,879,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2010 by $125,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

Cash Flows

        The Company expects to contribute $2,559,000 to the pension plans during fiscal 2011.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2011	$2,778	$1,231	$77
2012	2,055	1,275	86
2013	2,272	1,298	95
2014	2,938	1,342	105
2015	2,454	1,360	116
Years 2016 - 2019	20,561	7,270	722

Pension Plan Assets

        For its defined benefit pension plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, and real estate exposures that are customized to the Plan's cash flow benefit needs. The target allocations for plan assets are 45 percent equity securities, 30 percent debt or fixed securities and 25 percent real estate and other.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of the pension plan assets at April 1, 2010, by asset class are as follows:

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$544	$544	$—	$—
U.S. Treasury Securities	2,464	2,464	—	—
Equity securities:
U.S. companies	21,734	3,595	18,139	—
International companies	8,686	8,686	—	—
Bond market fund	8,403	8,403	—	—
Collective trust fund	5,132	5,132	—	—
Commodities broad basket fund	1,443	1,443	—	—
High yield bond fund	2,387	—	2,387	—
Inflation-protected bond fund	788	—	788	—
Intermediate-term bond fund	1,057	—	1,057	—
Real estate(1)	1,819	—	—	1,819

Total assets at fair value	$54,457	$30,267	$22,371	$1,819

(1)
This class invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable Level 3 pricing inputs. The fair values have been estimated based on independent appraisals or cash flow projections.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate
Balance at April 2, 2009	$2,283
Purchases, sales, issuances, and settlements, net	36
Unrealized (losses)/gains, net, relating to instruments still held at end of year	(500)

Balance at April 1, 2010	$1,819

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. Effective for fiscal year 2010, in the Company's 401(k) Savings Plan the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. Previously, the Company matched 100% of elective contributions up to 5% of employee compensation. The Company's expense under the 401(k) savings plan was $1,654,000, $2,374,000, and $2,476,000 for the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $501,000, $559,000, and $1,004,000, for the periods ended April 1, 2010, April 2, 2009 and April 3, 2008, respectively. On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. In the second quarter of fiscal 2010, the Company made a complete withdrawal from the plan which triggered an additional liability of $1,422,000 which was assessed by the plan on April 19, 2010. However, the Company also estimates that approximately $2,839,000 of the total liability was discharged in bankruptcy by companies it acquired. As of April 1, 2010, the Company has recorded a liability related to this matter in the amount of $4,016,000 and has made contributions of approximately $2,905,000. The final withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees. The Company estimates its potential complete withdrawal liability from its other multiemployer pension plans is approximately $3,000,000 to $3,500,000.

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE and the Department are negotiating the extent of betterments related to the remaining remedies required for line-of-sight violations consistent with the Ninth Circuit's decision. The improvements will likely be made over a five-year term. Absent settlement, the case will be tried in February 2011. AMCE has recorded a liability of approximately $349,000 for estimated fines related to this matter.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMCE estimates that the total cost of these betterments will be approximately $54,000,000, and through April 1, 2010 AMCE has incurred approximately $33,355,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last five numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision and the case is stayed pending this appeal.

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafjian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case and is stayed pending a Ninth Circuit decision in the Bateman case. The Company believes the plaintiff's allegations in both these cases, particularly those asserting AMC's willfulness, are without merit.

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

        Kerasotes Acquisition.    On December 9, 2009, the Company entered into a definitve agreement with Kerasotes ShowPlace Theatres,  LLC ("Kerasotes") pursuant to which the Company will acquire substantially all of the assets of Kerasotes. Kerasotes operated 95 theatres and 972 screens in mid-sized,

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

suburban and metropolitan markets, primarily in the Midwest. On May 24, 2010, the Company completed the acquisition. The purchase price for the Kerasotes theatres paid in cash at closing was $275,000,000 and is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement. In connection with the consummation of the acquisition, the Company sold one of its theatres for a gain on sale of approximately $10,000,000.

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed. As of April 1, 2010, the Company has reserved $6,694,000 for lease terminations which have either not been consummated or paid, related primarily to two theatres and vacant restaurant space. In connection with the Loews Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the New York City home office lease, which has been fully paid in fiscal 2008. The Company is obligated under long-term lease commitments with remaining terms of up to 18 years for theatres which have been closed. As of April 1, 2010, base rents aggregated approximately $831,000 annually and $8,451,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

	Fifty-two Week Period			Fifty-two Week Period			Fifty-three Week Period
	April 1, 2010			April 2, 2009			April 3, 2008
(In thousands)	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total
Beginning balance	$7,386	$—	$7,386	$10,844	$—	$10,844	$17,621	$1,274	$18,895
Theatre and other closure (income) expense	2,573	—	2,573	(2,262)	—	(2,262)	(20,677)	(293)	(20,970)
Transfer of property tax liability	715	—	715	63	—	63	424	—	424
Transfer of deferred rent and capital lease obligations	2,112	—	2,112	2,828	—	2,828	10,514	—	10,514
Cash (payments) receipts, net	(6,092)	—	(6,092)	(4,087)	—	(4,087)	2,962	(981)	1,981

Ending balance	$6,694	$—	$6,694	$7,386	$—	$7,386	$10,844	$—	$10,844

        During the fifty-two weeks ended April 1, 2010, the Company recognized $2,573,000 of theatre and other closure expense due primarily to closure of one theatre and accretion of the closure liability related to theatres closed during prior periods. During the fifty-two weeks ended April 2, 2009, the Company recognized $2,262,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for two theatres that were closed during this period. The Company did not receive cash payments in connection with the lease terminations, but recognized income from the write-off of the unamortized deferred rent liability. During the fifty-three weeks ended

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

April 3, 2008, the Company recognized $20,970,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at seven of its theatres that were either closed or the lease terms were settled favorably during this period. The Company received net cash payments of $10,159,000 in connection with these seven lease terminations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of April 1, 2010, the future lease obligations are discounted at annual rates ranging from 7.55% to 8.54%.

NOTE 14—FAIR VALUE MEASUREMENTS

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of April 1, 2010:

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money Market Mutual Funds	$22,587	$22,587	$—	$—
Equity securities, available-for-sale:
Mutual Fund International	2,586	2,586	—	—
Mutual Fund Large U.S. Equity	111	111	—	—
Mutual Fund Small/Mid U.S. Equity	187	187	—	—
Mutual Fund Other Equity	19	19	—	—
Mutual Fund Fixed Income	283	283	—	—

Total assets at fair value	$25,773	$25,773	$—	$—

Liabilities:	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of April 2, 2009:

		Fair Value Measurements at April 2, 2009 Using
(In thousands)	Total Carrying Value at April 2, 2009	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money Market Mutual Funds	$377,993	$377,993	$—	$—
Equity securities, available-for-sale:
Mutual Fund International	2,214	2,214	—	—
Mutual Fund Large U.S. Equity	164	164	—	—
Mutual Fund Small/Mid U.S. Equity	181	181	—	—
Mutual Fund Other Equity	12	12	—	—
Mutual Fund Fixed Income	291	291	—	—

Total assets at fair value	$380,855	$380,855	$—	$—

Liabilities:
Interest rate swap agreements	552	—	552	—

Total liabilities at fair value	$552	$—	$552	$—

        Valuation Techniques.    The Company's cash and cash equivalents are primarily money market mutual funds invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities primarily consist of mutual funds invested in equity, fixed income, and international funds. The equity securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The amortized cost basis of the equity securities held as of April 1, 2010 is $2,765,000.

        The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position, for which it is practicable to estimate that value. At April 1, 2010, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,073,649,000 and the fair value was approximately $2,146,362,000. At April 2, 2009, the carrying amount of the corporate borrowings was approximately $1,928,736,000 and the fair value was approximately $1,699,681,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Long-lived assets held and used	$10,335	$—	$—	$10,335	$3,765

        In accordance with the provisions of the impairment of long-lived assets subsections of FASB Codification Subtopic 360-10, long-lived assets held and used were written down to their fair value of $10,335,000, resulting in an impairment charge of $3,765,000, which was included in earnings for the fifty-two weeks ending April 1, 2010.

        The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances with the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2010.

NOTE 15—OPERATING SEGMENT

        The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified one reportable segment for its theatrical exhibition operations. Prior to fiscal 2009, the Company had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in the second quarter of fiscal 2009, the Company consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to NCM. During fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 15—OPERATING SEGMENT (Continued)

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
United States	$2,328,069	$2,184,686	$2,254,399
Canada	70,260	61,830	56,581
France	5,979	5,015	6,100
United Kingdom	13,431	13,956	15,964

Total revenues	$2,417,739	$2,265,487	$2,333,044

Long-term assets, net (In thousands)	April 1, 2010	April 2, 2009
United States	$3,083,269	$3,105,613
Canada	2,891	3,209
France	70	724
United Kingdom	568	307

Total long-term assets(1)	$3,086,798	$3,109,853

(1)
Long-term assets are comprised of property, intangible assets, goodwill and other long-term assets.

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 16—RELATED PARTY TRANSACTIONS

Governance Agreements

        Agreements entered into by AMC Entertainment Holdings, Inc., the Sponsors and Holdings' other stockholders (collectively, the "Governance Agreements"), provide that the Board of Directors for Parent consist of up to nine directors, two of whom are designated by JPMP, two of whom are designated by Apollo, one of whom is the Chief Executive Officer of Parent, one of whom is designated by Carlyle, one of whom is designated by Bain, one of whom is designated by Spectrum and one of whom is designated by Bain, Carlyle and Spectrum, voting together, so long as such designee was consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Carlyle, Bain and Spectrum have three votes on all matters placed before the Board of Directors of Holdings and AMCE and the Chief Executive Officer of Parent and the director designated by Carlyle, Bain and Spectrum voting together have one vote each. The number of directors respectively designated by the Sponsors is to be reduced upon a decrease in such Sponsors' ownership in Parent below certain thresholds.

        The Voting Agreement among Parent and the pre-existing stockholders of Holdings provides that, until the fifth anniversary of the Mergers (the "Blockout Period"), the former continuing stockholders of Holdings (other than Apollo and JPMP) would generally vote their voting shares of capital stock of Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Parent and the former stockholders of LCE Holdings further provides that during the Blockout Period, the former LCE Holdings stockholders would generally vote their voting shares of capital stock of Parent on any matter as directed by any two of Carlyle, Bain and Spectrum, except in certain specified instances. In addition, certain actions of Parent, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10,000,000, the settlement of claims or litigation in excess of $2,500,000, an initial public offering of Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5,000,000 or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Carlyle or Bain (the "Requisite Stockholder Majority") if at such time the Sponsors collectively held at least a majority of Parent's voting shares.

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent, Holdings or AMCE, the Governance Agreements prohibit the Sponsors and the other pre-existing stockholders of Holdings from transferring any of their interests in Parent, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

        Tag-along rights.    Subject to the right of first offer described above, if any Sponsor or other former continuing stockholder of Holdings proposes to transfer shares of Parent held by it, then such stockholder would give notice to each other stockholder, who would each have the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of April 1, 2010, the Company estimates this amount would be $29,190,000 should a change in control transaction or an IPO occur.

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark and Regal formed to explore the possibility of implementing digital cinema in the Company's theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid is a member of the Company's Board of Directors. See Note 5—Investments, for a discussion of transactions with DCIP.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014. On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Notes due 2019. On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its Notes due 2016. JP Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Parent, was also an initial purchaser of these notes.

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

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

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

Marquee Holdings Inc.

CONDENSED STATEMENTS OF OPERATIONS—PARENT ONLY

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Costs and Expenses
General and administrative:
Merger, acquisition and transaction costs	$103	$2	$2,633
Other	106	119	75

Total costs and expenses	209	121	2,708

Other expense (income)
Equity in (earnings) loss of AMC Entertainment Inc.	(69,790)	81,172	(43,445)
Interest expense
Corporate borrowings	29,962	29,900	29,745
Investment income	(35)	(35)	(141)

Total other (income) expense	(39,863)	111,037	(13,841)

Earnings (loss) before income taxes	39,654	(111,158)	11,133
Income tax benefit	—	—	(11,600)

Net earnings (loss)	$39,654	$(111,158)	$22,733

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

Marquee Holdings Inc.

CONSOLIDATED BALANCE SHEETS—PARENT ONLY

(In thousands, except share data)	April 1, 2010	April 2, 2009
Assets
Cash and equivalents	$2,605	$2,571
Receivables	—	—
Other current assets	—	—

Total current assets	2,605	2,571
Goodwill	21,993	21,993
Investment in AMC Entertainment Inc.	760,559	1,039,603
Other long-term assets	5,828	6,973

Total assets	$790,985	$1,071,140

Liabilities and Stockholder's Equity
Current liabilities:
Accrued expenses and other liabilities	$4,092	$4,167

Total current liabilities	4,092	4,167
Corporate borrowings	240,795	240,795

Total liabilities	244,887	244,962

Stockholder's Equity:
Common Stock, 1 shares issued with 1¢ per value	—	—
Additional paid-in capital	747,206	1,046,703
Accumulated other comprehensive income (loss)	(3,176)	17,061
Accumulated deficit	(197,932)	(237,586)

Total stockholder's equity	546,098	826,178

Total liabilities and stockholder's equity	$790,985	$1,071,140

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

Marquee Holdings Inc.

CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY

(In thousands)	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities
Net earnings (loss)	$39,654	$(111,158)	$22,733
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of discount on corporate borrowings	—	—	10,390
Deferred income taxes	—	—	(11,600)
Equity in (earnings) loss of AMC Entertainment Inc.	(69,790)	81,172	(43,445)
Net change in operating activities:
Receivables and other assets	6	286	(260)
Accrueds and other liabilities	(79)	(4,047)	1,462
Other, net	1,145	1,142	2,283

Net cash used in operating activities	(29,064)	(32,605)	(18,437)

Cash flows from investing activities
Dividends from AMC Entertainment Inc.	329,981	35,989	293,551

Net cash provided by investing activities	329,981	35,989	293,551

Cash flows from financing activities
Dividends paid to Parent	(300,881)	(3,349)	(270,588)
Deferred financing costs	(2)	—	(4,360)

Net cash used in financing activities	(300,883)	(3,349)	(274,948)

Net increase in cash and equivalents	34	35	166
Cash and equivalents at beginning of year	2,571	2,536	2,370

Cash and equivalents at end of year	$2,605	$2,571	$2,536

Schedule of non-cash investing activities:
Contribution from AMCE	$—	$—	$3,279

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

Marquee Holdings Inc.

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY—PARENT ONLY

			Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
	Common Stock													Accumulated Other Comprehensive Income (Loss)
													Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 29, 2007	—	$—	382,475.00000	$4	382,475.00000	$4	5,128.77496	$—	256,085.61252	$3	256,085.61252	$3	$1,314,579	$(3,834)	$(143,706)	$1,167,053
Comprehensive earnings:
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,733	22,733
ASC 740 (formerly FIN 48) adoption adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,373)	(5,373)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,708)	—	(1,708)
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,507)	—	(5,507)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	1,523	—	1,523
Unrealized loss on marketable equity securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	6,532	—	6,532
Unrealized loss on marketable equity securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(674)	—	(674)

Comprehensive earnings																17,526
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	3,439	—	—	3,439
Dividends received from AMC Entertainment Inc	—	—	—	—	—	—	—	—	—	—	—	—	(270,588)	—	—	(270,588)
Conversion of stock upon creation of Entertainment Holdings, Inc.	1	—	(382,475.00000)	(4)	(382,475.00000)	(4)	(5,128.77496)	—	(256,085.61252)	(3)	(256,085.61252)	(3)	—	—	—	(14)

Balance, April 3, 2008	1	—	—	—	—	—	—	—	—	—	—	—	1,047,430	(3,668)	(126,346)	917,416

Marquee Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 1, 2010, April 2, 2009 and April 3, 2008

NOTE 17—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

Marquee Holdings Inc.

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY—PARENT ONLY (Continued)

			Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
	Common Stock													Accumulated Other Comprehensive Income (Loss)
													Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(111,158)	(111,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	25,558	—	25,558
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,833)	—	(1,833)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	5,230	—	5,230
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,117)	—	(8,117)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(109)	—	(109)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—				(90,429)
ASC 715 (formerly SFAS 158) adoption adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	2,622	—	—	2,622
Dividends paid to AMC Entertainment Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,349)	—	—	(3,349)

Balance April 2, 2009	1	—	—	—	—	—	—	—	—	—	—	—	1,046,703	17,061	(237,586)	826,178
Comprehensive earnings
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,654	39,654
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,021)	—	(13,021)
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	—	—	—	—	—	—	—	—	—	—	558	—	558
Pension and other benefit adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,499)	—	(8,499)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	731	—	731

Comprehensive earnings	—	—	—	—	—	—	—	—	—	—	—	—	—			19,417
Stock-based compensation—options	—	—	—	—	—	—	—	—	—	—	—	—	1,384	—	—	1,384
Dividends paid to AMC Entertainment Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(300,881)	—	—	(300,881)

Balance April 1, 2010	1	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$747,206	$(3,176)	$(197,932)	$546,098

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 1, 2010, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 1, 2010.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B.    Other Information

        None

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Our business and affairs are managed by our board of directors currently consisting of nine members. Gerardo I. Lopez, our Chief Executive Officer, is a director of Parent. Aaron J. Stone is our Chairman of the Board and a non-employee director. The role of Chairman of the Board is held by Mr. Stone to represent the interest of shareholders.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of May 7, 2010:

Name	Age	Position(s) Held
Aaron J. Stone	37	Chairman of the Board, Director (Parent, Holdings and AMC Entertainment)
Gerardo I. Lopez	50	Chief Executive Officer, President and Director (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Dana B. Ardi	62	Director (Parent, Holdings and AMC Entertainment)
Stephen P. Murray	47	Director (Parent, Holdings and AMC Entertainment)
Stan Parker	34	Director (Parent, Holdings and AMC Entertainment)
Phillip H. Loughlin	42	Director (Parent, Holdings and AMC Entertainment)
Eliot P. S. Merrill	39	Director (Parent, Holdings and AMC Entertainment)
Kevin Maroni	47	Director (Parent, Holdings and AMC Entertainment)
Travis Reid	55	Director (Parent, Holdings and AMC Entertainment)
Craig R. Ramsey	58	Executive Vice President and Chief Financial Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
John D. McDonald	52	Executive Vice President, U.S. and Canada Operations (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Mark A. McDonald	51	Executive Vice President, International Operations (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Stephen A. Colanero	43	Executive Vice President and Chief Marketing Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Robert J. Lenihan	56	President, Film Programming (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Samuel D. Gourley	58	President, AMC Film Programming (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Kevin M. Connor	47	Senior Vice President, General Counsel and Secretary (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	45	Senior Vice President Finance (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Chris A. Cox	44	Senior Vice President and Chief Accounting Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Terry W. Crawford	53	Senior Vice President and Treasurer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
George Patterson	56	Vice President Food and Beverage (AMC Entertainment)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Aaron J. Stone has served as Chairman of the Board of Parent, Holdings and AMC Entertainment since February 2009. Mr. Stone has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Stone serves on the compensation committee. Mr. Stone is a Senior Partner of Apollo Management, L.P. which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the boards of directors of Connections Academy, LLC since 2007; Hughes Communications, Inc. since 2005 and serves on the compensation and nominating and governance committees; Hughes Network Systems, LLC since 2005 and serves on the audit committee; Hughes Telematics, Inc. since 2009; and Parallel Petroleum since 2009. Mr. Stone has also served on the boards of directors of Educate Inc. from 2002-2007 and served on the audit committee; Intelstat, Ltd from 2005-2008 and also served on the audit committee; and Skyterra Communications Inc. from 2005-2008, among others. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. degree from Harvard College.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of Parent, Holdings and AMC Entertainment since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of SilkRoute Global, National CineMedia, LLC and Digital Cinema Implementation Partners, LLC. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School.

        Dr. Dana B. Ardi has served as a Director of Parent, Holdings and AMC Entertainment since April 2009. Dr. Ardi serves as Managing Director and Founder of Corporate Anthropology Advisors LLC, a consulting company that provides human capital advisory and innovative solutions that build value through organizational design and people development. Prior to founding Corporate Anthropology Advisors LLC in 2009, Dr. Ardi served as a Managing Director at CCMP Capital Advisors, LLC from August 2006 through January 2009, as a Partner at J.P. Morgan Partners, LLC from June 2001 to July 2006, as a Partner at Flatiron Partners, LLC from 1999 to June 2001, as Co-chair of the Global Communications, Entertainment and Technology practice of TMP Worldwide from 1995 to 1999 and prior thereto, Dr. Ardi served as Senior Vice President of New Media at R.R. Donnelley & Sons Company. Dr. Ardi holds a B.S. degree from the State University of New York at Buffalo and M.S. and Ph.D. degrees in Education from Boston College.

        Mr. Stephen P. Murray has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Murray serves on the compensation committee of Parent. Mr. Murray serves as President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Murray is also an investment committee member of Octagon Credit Investors, LLC. Mr. Murray focuses on investments in Consumer, Retail and Services, and Healthcare Infrastructure. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray also serves on the boards of directors of ARAMARK Holdings Corporation, Caremore Medical Enterprises, Generac Power Systems, Chef's Warehouse, Crestcom, Jetro Holdings, Inc., LHP Hospital Group, Noble Environmental Power, Quiznos Subs, Strongwood Insurance and Warner Chilcott. Mr. Murray holds a B.A. degree from Boston College and a M.B.A. from Columbia Business School.

        Mr. Stan Parker has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Parker serves on the audit committee of Parent, Holdings and AMC Entertainment. Mr. Parker has been affiliated with Apollo and its related investment advisors and investment managers since 2000 and has been a Partner since 2005. Prior to joining Apollo in 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker also serves on the boards of directors of Affinion, CEVA Group Plc, and Momentive Performance Materials. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania.

        Mr. Philip H. Loughlin has served as a Director of Parent, Holdings and AMC Entertainment since January 2009. Mr. Loughlin serves on the compensation committee of Parent, Holdings and AMC Entertainment. Mr. Loughlin joined Bain Capital in 1996 and has been a Managing Director since 2003. Prior to joining Bain Capital, Mr. Loughlin was a Consultant at Bain & Company and served in operating roles at Eagle Snacks, Inc. and Norton Company. Mr. Loughlin also serves on the boards of directors of OSI Restaurant Partners, Ariel Holdings, Applied Systems Inc. and the National Pancreas Foundation. Mr. Loughlin serves on the audit committee of OSI Restaurant Partners. Mr. Loughlin previously served on the boards of directors of Burger King Corporation, Loews Cineplex Entertainment, Brenntag A.G. and Professional Services Industries, Inc. and on the audit committees of Burger King Corporation and Loews Cineplex Entertainment. Mr. Loughlin received a M.B.A. from Harvard Business School where he was a Baker Scholar and graduated cum laude with an A.B. degree from Dartmouth College.

        Mr. Eliot P. S. Merrill has served as a Director of Parent, Holdings and AMC Entertainment since January 2008. Mr. Merrill serves on the audit committee of Parent, Holdings and AMC Entertainment and the compensation committee of Parent. Mr. Merrill is a Managing Director of The Carlyle Group focusing on buyout opportunities in the media and telecommunications sectors. Prior to joining Carlyle in 2001, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. From 1995 to 1997, Mr. Merrill worked at Dillon Read & Co. Inc. Prior thereto, Mr. Merrill worked at Doyle Sailmakers, Inc. Mr. Merrill also serves as a director of The Nielsen Company B.V. Mr. Merrill holds an A.B. degree from Harvard College.

        Mr. Kevin Maroni has served as a Director of Parent, Holdings and AMC Entertainment since April 2008. Mr. Maroni serves on the audit committee of Parent, Marquee and AMC Entertainment. Mr. Maroni serves as Senior Managing Director of Spectrum Equity Investors ("Spectrum"), an investment firm with offices in Boston and Menlo Park. Mr. Maroni has served on the boards of directors of numerous public and private companies, including most recently Consolidated Communications, Inc. from 2002 - 2005; NEP Broadcasting, L.P. from 2004-2007; and Classic Media, L.P. from 2006-2007. Prior to joining Spectrum at inception in 1994, Mr. Maroni worked at Time Warner, Inc. and Harvard Management Company's private equity affiliate. Mr. Maroni has also served as a trustee of numerous non-profit institutions, which currently include National Geographic Ventures; the John F. Kennedy Library Foundation and the Park School. Mr. Maroni holds a B.A. degree from the University of Michigan and a M.B.A. from Harvard University.

        Mr. Travis Reid has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since January 2006. Mr. Reid serves on the audit committee of Parent, Holdings and AMC Entertainment. Mr. Reid serves as Chief Executive Officer and a director of Digital Cinema Implementation Partners LLC. Prior thereto, Mr. Reid served as President, Chief Executive Officer and a director of Loews Cineplex Entertainment Corp. from April 2002 to January 2006. Mr. Reid served as President, North American Operations of Loews from May 1998 to April 2002. Prior thereto, Mr. Reid served as President of Loews beginning October 1996 and for the preceding year served as Executive Vice President, Film Buying of Loews. Prior to joining Loews in 1991, Mr. Reid held senior film buying positions at General Cinema Corp., Cineamerica Theatres, Century Theatres and Theatre Management Inc. Mr. Reid has been in the film exhibition industry for

30 years. Mr. Reid began his career at age 20 at a drive-in movie theatre in California. Mr. Reid holds a B.S. degree in Business Administration from California State University at Hayward.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC Entertainment and American Multi-Cinema, Inc. since April 2003. Previously, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMC Entertainment and American Multi-Cinema, Inc. since April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMC Entertainment and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMC Entertainment and American Multi-Cinema, Inc. in February 2000. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto, Mr. Ramsey served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey currently serves as a member of the board of directors of Movietickets.com and has previously served on the board of directors of Bank Midwest. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

        Mr. John D. McDonald has served as Executive Vice President, U.S. Operations of Parent, Holdings and AMC Entertainment since July 2009. Mr. McDonald has served as Director of American Multi-Cinema, Inc. since November 2007 and has served as Executive Vice President, U.S. Operations of American Multi-Cinema, Inc. since July 2009. Prior to July 2009, Mr. McDonald served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. effective October 1998. Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 to October 1998. Mr. McDonald is a member of the National Association of Theatre Owners Advisory board of directors. Mr. McDonald has successfully managed the integration for the Gulf States, General Cinema, and Loews mergers and acquisitions. Mr. McDonald attended California State Polytechnic University where he studied economics and history.

        Mr. Mark A. McDonald has served as Executive Vice President, Global Development since July 2009 of Parent, Holdings and AMC Entertainment. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations of Parent, Holdings and AMC Entertainment from October 2008 to July 2009. Mr. McDonald has served as Executive Vice President, International Operations of American Multi-Cinema, Inc., and AMC Entertainment International, Inc., a subsidiary of American Multi-Cinema, Inc., since March 2007 and December 1998, respectively. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 1995 until his appointment as Executive Vice President, International Operations and Film in December 1998. Mr. McDonald served on the board of directors of AMC Entertainment International, Inc. from March 2007 to May 2010. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

        Mr. Stephen A. Colanero has served as Executive Vice President and Chief Marketing Officer of Parent, Holdings and AMC Entertainment since December 2009. Prior to joining AMC, Mr. Colanero served as Vice President of Marketing for RadioShack Corporation from April 2008 to December 2009. Mr. Colanero also served as Senior Vice President of Retail Marketing for Washington Mutual Inc. from February 2006 to August 2007 and as Senior Vice President, Strategic Marketing for Blockbuster Inc. from November 1994 to January 2006. Mr. Colanero holds a B.S. degree in Accounting from Villanova University and a M.B.A. in Marketing and Strategic Management from The Wharton School at the University of Pennsylvania.

        Mr. Robert J. Lenihan has served as President, Programming, of Parent, Holdings and AMC Entertainment since April 2009. Prior to joining AMC, Mr. Lenihan served as Executive Vice President for Loews Cineplex Entertainment Corp from August 1998 to February 2002. Mr. Lenihan was appointed Senior Vice President and Head Film Buyer at Mann Theatres in 1985 and served in that capacity at Act III Theatres, Century Theatres, Sundance Cinemas and most recently at Village Roadshow. Mr. Lenihan holds a B.S. degree from Rowan University.

        Mr. Samuel D. "Sonny" Gourley has served as President of AMC Film Programming of Parent, Holdings and AMC Entertainment since December 2009. Mr. Gourley has served as President of AMC Film Programming a Division of American Multi-Cinema, Inc. since November 2005. Prior thereto, Mr. Gourley served as Executive Vice President, National Film from November 2002 to November 2005 and Executive Vice President, East Film from November 1999 to November 2002. Mr. Gourley currently serves on the advisory board of Tent 25 Variety—The Children's Charity located in Los Angeles, as well as serving on the board of the local Tent 8 Variety—The Children's Charity in Kansas City. Mr. Gourley holds a B.A. degree in English from Miami University in Oxford, Ohio.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Connor has served as Senior Vice President, General Counsel and Secretary of AMC Entertainment and American Multi-Cinema, Inc. since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal of AMC Entertainment and American Multi-Cinema, Inc. beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and a LLM in Taxation from the University of Missouri—Kansas City.

        Mr. Michael W. Zwonitzer has served as Senior Vice President, Finance of Parent, Holdings and AMC Entertainment since July 2009. Prior thereto, Mr. Zwonitzer served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Zwonitzer has served as Vice President, Finance of AMC Entertainment and American Multi-Cinema, Inc. since September 2004 and prior thereto, Mr. Zwonitzer served as Director of Finance from December 2002 to September 2004 and Manager of Financial Analysis from November 2000 to December 2002. Mr. Zwonitzer joined AMC in June 1998. Mr. Zwonitzer holds a B.S. degree in Accounting from the University of Missouri.

        Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of Parent and Holdings since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Cox has served as Vice President and Chief Accounting Officer of AMC Entertainment and American Multi-Cinema, Inc. since May 2002. Prior to May 2002, Mr. Cox served as Vice President and Controller of American Multi-Cinema, Inc. since November 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor's of Business Administration in Accounting and Finance degree from the University of Iowa.

        Mr. Terry W. Crawford has served as Senior Vice President and Treasurer of Parent since June 2010. Previously, Mr. Crawford served as Vice President and Treasurer of Parent since June 2007 and of Holdings AMC Entertainment and American Multi-Cinema, Inc. since April 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of Holdings, AMC Entertainment and American Multi-Cinema, Inc. from December 2004 until April 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMC Entertainment from May 2002 until December 2004 and American Multi-Cinema, Inc. from January 2000 until December 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMC Entertainment from September 2001 until May 2002 and AMC from November 1999 until December 2004. Mr. Crawford served as Assistant Secretary of AMC Entertainment from March 1997 until September 2001 and American Multi-Cinema, Inc. from March 1997 until November 1999. Prior to joining AMC, Mr. Crawford served as Vice President and Treasurer for Metmor Financial, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company. Mr. Crawford holds a B.S. degree in Business from Emporia State University and a M.B.A. from the University of Missouri—Kansas City.

        Mr. George Patterson has served as Senior Vice President of Food and Beverage since February 2010. Prior to joining the Company, Mr. Patterson served as Director of Asset Strategy and Multibrand Execution for YUM Brands from 2002 to 2010. Prior to joining YUM Brands, Mr. Patterson was Co-founder and COO of Cool Mountain Creamery and Café from 1997 to 2002. Prior to developing Cool Mountain Creamery and Café, Mr. Patterson was Regional Vice President for Wendy's International restaurants. Mr. Patterson holds a B.A. degree from the University of Florida.

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which address the subject areas covered by the SEC's rules, are posted on our website: www.amctheatres.com under "Investor Relations—Corporate Governance." Any substantive amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics with respect to any senior executive or financial officer shall be posted on this website. The information contained on our website is not part of this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, our three other most highly compensated executive officers as well as an additional executive officer whose compensation otherwise would have been subject to reporting had there not been any option grants in fiscal 2010. These individuals are referred to as the "Named Executive Officers."

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

Executive Compensation Program Objectives and Overview

        The goals of the Compensation Committee with respect to executive compensation are to attract, retain, motivate and reward talented executives, to tie annual and long-term compensation incentives to the achievement of specified performance objectives, and to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders. To achieve these goals, we endeavor to maintain compensation plans that are intended to tie a substantial portion of executives' overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of adjusted EBITDA or revenue, and other non-financial goals that the Compensation Committee deems important. From time to time, the Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels they believe, based on industry comparables and their general business and industry knowledge and experience, are comparable with executives in other companies of similar size and stage of development operating in the theatrical exhibition industry and similar retail type businesses, while taking into account our relative performance and our own strategic goals.

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

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. Periodically, the Company obtains information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed at appropriate times by the Compensation Committee and may be increased from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our Named Executive Officers were essentially unchanged from fiscal 2009 to fiscal 2010.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and shareholders, and our annual bonus program is primarily designed to reward increases in adjusted EBITDA. Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our chief executive officer, based on our annual incentive compensation program as it may exist from time to time. For fiscal 2010, the annual incentive compensation program was based on a company component and an individual component. The company component was based primarily on attainment of an adjusted EBITDA target of $314,811,000. The plan guideline was that no company performance component of the bonus would be paid below attainment of 90% of targeted adjusted EBITDA and that upon attainment of 100% of targeted adjusted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted adjusted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. The individual component of the bonus does not have an adjusted EBITDA threshold but is based on achievement of key performance measures and overall performance and contribution to our strategic and financial goals. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his own bonus, chief executive officer, retain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other objective factors deemed relevant by the Compensation Committee.

        The following table summarizes the company component upon attainment of 100% of targeted adjusted EBITDA and the individual component of the annual performance bonus plan for fiscal 2010:

	Company Component at 100% Target	Individual Component
Gerardo I. Lopez	$392,000	$98,000
Craig R. Ramsey	200,200	50,050
John D. McDonald	200,200	50,050
Robert J. Lenihan	151,400	37,850
Kevin M. Connor	156,000	39,000
Samuel D. Gourley	138,000	34,500

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year following issuance of our annual audit report. Pursuant to current employment agreements, each Named Executive officer is eligible for an annual bonus pursuant to the annual incentive plan in place at the time. The Compensation Committee has discretion to increase the annual bonus paid to our Named Executive Officers using its judgment if the Company exceeds certain financial goals, or to reward for achievement of individual annual performance objectives. Our Compensation Committee and the Board of Directors have approved bonus amounts to be paid in fiscal 2011 for the performance during fiscal 2010. The Company obtained an adjusted EBITDA of 104% of target for fiscal 2010 which is equivalent to an approximate 142% payout of the assigned bonus target. The individual component of the bonus was determined following a review of each Named Executive Officer's individual performance and contribution to our strategic and financial goals. For fiscal 2010, this review was conducted during the first quarter of fiscal 2011.

Special Incentive Bonus

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. The special incentive bonus of $2,000,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement. As of April 1, 2010, Mr. Lopez has vested in one-fifth, or $400,000, of this special incentive bonus to be paid on his third anniversary.

Long Term Incentive Equity Awards

        In connection with the holdco merger, on June 11, 2007, Parent adopted an amended and restated 2004 stock option plan (formerly known as the 2004 Stock Option Plan), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to acquire Parent common stock to eligible employees and consultants of Parent and its subsidiaries and non-employee directors of Parent. Options granted under the plan vest in equal installments over three to five years from the grant date, subject to the optionee's continued service with Parent or one of its subsidiaries. The Compensation Committee approved stock option grants to Mr. Robert Lenihan and Mr. Samuel Gourley during fiscal 2010.

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

        Effective for fiscal year 2010, under the Company's 401(k) Savings Plan the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. Previously, the Company matched 100% of elective contributions up to 5% of employee compensation.

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

        As described in more detail below under "Potential Payments Upon Termination or Change in Control" pursuant to their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of termination of employment by AMCE without cause and certain Named Executive Officers would be entitled to severance benefits due to death or disability. In the case of Mr. Lopez, resignation for good reason would also entitle the employee to severance benefits. We have determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with AMCE and as part of their overall compensation package.

        We believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within a certain number of days following specified changes in their compensation, responsibilities or benefits following a change in control. No claim for severance due to a change in control has been made by an executive who is a party to an employment agreement providing for such severance benefits since the Marquee Transactions (then a change in control for purposes of the agreements). The severance benefits for these executives are generally determined as if they continued to remain employed by us for two years following their actual termination date.

Perquisites

        The perquisites provided to each Named Executive Officer during fiscal 2010, 2009 and 2008 are reported in the All Other Compensation column of the "Summary Compensation Table" below, and are further described in footnote (5) to that table. Perquisites consist of Company matching contributions under our 401(k) savings plan, which is a qualified defined contribution plan, life insurance premiums, awards and gifts, relocation expenses, on-site parking, and an award of theatre chairs. Perquisites are benchmarked and reviewed, revised and approved by the Compensation Committee every year.

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

Compensation Committee of the Board of Directors

Aaron J. Stone
Stephen P. Murray
Eliot P.S. Merrill
Philip Loughlin

 Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2010 as well as an additional executive officer whose compensation otherwise would have been subject to reporting had there not been any option grants in fiscal 2010. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Gerardo I. Lopez	2010	$700,003	$400,000	$—	$—	$674,240	$—	$66,220	$1,840,463
Chief Executive	2009	64,615	—	—	2,068,847	—	—	16,570	2,150,032
Officer, President and Director
(Parent, Holdings, AMCE and
American Multi-Cinema, Inc.)
Craig R. Ramsey	2010	385,000	—	—	—	346,847	83,470	6,656	821,973
Executive Vice President	2009	383,508	—	—	—	—	—	16,634	400,142
and Chief Financial	2008	374,183	—	—	—	—	—	29,365	403,548
Officer (Parent, Holdings,
AMCE and American
Multi-Cinema, Inc.)
John D. McDonald	2010	385,000	—	—	—	344,344	134,080	9,419	872,843
Executive Vice President	2009	383,508	—	—	—	—	—	21,626	405,134
North American	2008	374,182	—	—	—	—	—	28,356	402,538
Operations (Parent, Holdings,
AMCE and American
Multi-Cinema, Inc.)
Robert J. Lenihan	2010	376,885	—	—	138,833	252,838	—	48,762	817,318
President, Film Programming
(Parent, Holdings, AMCE and
American Multi-Cinema, Inc.)
Kevin M. Connor	2010	325,000	—	—	—	260,520	12,201	8,205	605,926
Senior Vice President,	2009	323,658	—	—	—	—	—	16,123	339,781
General Counsel and	2008	321,696	—	—	—	—	—	25,230	346,926
Secretary (Parent, Holdings,
AMCE and American
Multi-Cinema, Inc.)
Samuel D. Gourley	2010	287,500	—	—	92,962	230,460	169,091	40,393	820,406
President, AMC Film
Programming (Parent,
Holdings, AMCE and
American Multi-Cinema, Inc.)

(1)
The principal positions shown are at April 1, 2010. Compensation for Mr. Gerardo Lopez, Mr. Robert Lenihan, and Mr. Samuel Gourley is provided for years where they were Named Executive Officers only.

(2)
As required by the SEC Rules, amounts shown in the column, "Option Awards," presents the aggregate grant date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the Named Executive Officers. Options are to acquire shares of Parent common stock.

In May 2009, Mr. Robert Lenihan and Mr. Samuel Gourley received a stock option grant to purchase 1,023 and 685 common shares, respectively, of Parent at a price equal to $339.59 per share. The options will vest in five equal annual installments, subject to continued employment. The option shall expire after ten years from the date of the grant. The valuation assumptions used for these option awards are provided in Note 1—The Company and Significant Accounting Policies to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

In March 2009, Mr. Gerardo Lopez received a stock option grant to purchase 15,980.45 common shares of Parent at a price equal to $323.95 per share. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. The option shall expire after ten years from the date of the grant. The valuation assumptions used for Mr. Lopez's option award are provided in Note 1—The Company and Significant Accounting Policies to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

No option awards were granted with regards to Named Executive Officers during fiscal 2008. No option awards granted to Named Executive Officers in the above table were forfeited in fiscal 2010, fiscal 2009 or fiscal 2008.

(3)
The Compensation Committee has determined the amounts of the annual incentive plan compensation that will be paid to each Named Executive Officer for fiscal 2010. We expect to pay those amounts during the first quarter of fiscal 2011. No bonuses were earned in fiscal 2009 and 2008 under the annual incentive bonus program as the Company did not meet the minimum targeted adjusted EBITDA threshold established by the Compensation Committee. Further discussion on the annual incentive bonus program for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Annual Performance Bonus section.

(4)
The following table represents the aggregate increases and decreases in actuarial present value of each officer's accumulated benefit amounts. The aggregate decreases in actuarial present value amounts have been omitted from the Summary Compensation Table:

		Defined Benefit Plan	Supplemental Executive Retirement Plan
Craig R. Ramsey	2010	$42,764	$22,173
	2009	(2,109)	(1,094)
	2008	(3,426)	(1,776)
John D. McDonald	2010	87,134	45,179
	2009	(35,248)	(18,276)
	2008	(13,050)	(6,766)
Kevin M. Connor	2010	8,635	3,566
	2009	(4,394)	(1,814)
	2008	(1,849)	(3,567)
Samuel D. Gourley	2010	113,326	55,765

  For fiscal 2009, in accordance with the amended guidance for employers' accounting for defined benefit pension and other postretirement plans in Accounting Standards Codification 715, Compensation-Retirement Benefits, the measurement date used to measure the aggregate change in actuarial present value of accumulated benefit amounts was changed from a measurement date of January 1 to the Company's fiscal year end date, ending on April 2, 2009. See Note 11—Employee Benefit Plans to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for more information.

  This column includes above market earnings for the difference between market interest rates determined pursuant to SEC rules and the 19.7% to 21.6% interest contingently credited by the Company on salary deferred by the Named Executive Officers under the nonqualified deferred salary plan. For fiscal 2010, above market earnings for Mr. Ramsey and Mr. McDonald were $18,533 and $1,767, respectively. There were no above market earnings under the nonqualified deferred compensation plan for the Named Executive Officers for fiscal 2009 and 2008. Further discussion on the nonqualified deferred compensation for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Nonqualified Deferred Compensation section.

(5)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, life insurance premiums, automobile related benefits, awards / gifts, relocation expenses, on-site parking, and an award of theatre chairs. The following table summarizes "All Other Compensation" provided to the Named Executive Officers:

							Additional All Other Compensation
		Perquisites and Other Personal Benefits					Company Matching Contributions to 401(k) Plan
		Car Allowance	Awards/Gifts	Theatre Chairs	Relocation Expenses	On-Site Parking		Life Insurance Premiums
Gerardo I. Lopez	2010	$—	$100	$—	$64,326	$—	$—	$1,794
	2009	—	—	—	16,570	—	—	—
Craig R. Ramsey	2010	—	100	—	—	—	3,202	3,354
	2009	1,500	305	—	—	—	11,475	3,354
	2008	13,500	254	—	—	—	12,128	3,483
John D. McDonald	2010	—	1,500	—	—	—	6,125	1,794
	2009	1,500	305	—	—	—	18,027	1,794
	2008	13,500	254	—	—	—	12,739	1,863
Robert J. Lenihan	2010	—	—	—	45,883	170	—	2,709
Kevin M. Connor	2010	—	—	—	—	—	7,125	1,080
	2009	1,350	305	2,366	—	—	11,061	1,041
	2008	12,150	254	—	—	—	11,781	1,045
Samuel D. Gourley	2010	—	1,502	—	31,107	170	4,900	2,714

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2010. The primary elements of each Named Executive Officer's total compensation reported in the table are base salary and annual bonus.

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

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Messrs. Lopez, Ramsey, McDonald, Lenihan, Connor, and Gourley. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

        Gerardo I. Lopez.    On February 23, 2009, AMC Entertainment entered into an employment agreement with Gerardo I. Lopez to serve as its Chief Executive Officer. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Lopez will receive an initial annualized base salary of $700,000. The Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Mr. Lopez target incentive bonus for fiscal 2010 was equal to 70% of his annual base salary. In addition, Mr. Lopez is receiving a one-time special incentive bonus that vests at the rate of $400,000 per year over five years, effective March 2009, provided he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. Upon approval by the Compensation Committee, Mr. Lopez received a grant of options to purchase 15,980.45 shares of the common stock of AMCEH. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. The agreement also provides that Mr. Lopez will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with related business expenses and travel. Change in control, severance arrangements and restrictive covenants in Mr. Lopez's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

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

        Robert J. Lenihan.    On April 7, 2009, AMC Entertainment entered into an employment agreement with Robert J. Lenihan who serves as the President of Film Programming. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Lenihan will receive an initial annualized base salary of $410,000 subject to review by the Board or the Compensation Committee. Based on their review, the Board or the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Lenihan based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. The target incentive bonus for each fiscal year during the period of employment shall equal 50% of the base salary. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Lenihan will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with carrying out the Executive's duties for the Company. Change in control and severance arrangements in Mr. Lenihan's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

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

        Samuel D. Gourley.    On July 1, 2001, AMC Entertainment and American Multi-Cinema Entertainment entered into an employment agreement with Samuel D. Gourley who serves as the President of AMC Film Programming. The term of the agreement is for one year, with automatic one-year extensions each year. The agreement provides that Mr. Gourley will receive an initial annualized base salary of $197,608 plus an additional $17,500 on an annual basis as a market allowance subject to review by the President, AMC Film Marketing and EVP North America Film Operations, with the approval of AMC's President and Chief Operating Officer. The agreement also provides for annual bonuses for Mr. Gourley based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Gourley will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. Gourley's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

Grants of Plan-based Awards—Fiscal 2010

        The following table summarizes equity awards granted to named executive officers during fiscal 2010:

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert J. Lenihan	05/28/2009	$—	$—	$—	$—	$—	$—	—	1,023	$339.59	$138,833
Samuel D. Gourley	05/28/2009	$—	$—	$—	$—	$—	$—	—	685	$339.59	$92,962

        On May 28, 2009, Mr. Lenihan and Mr. Gourley received a grant of stock options to purchase 1,023 and 685 shares, respectively of Class N Common Stock of AMCEH at a price equal to $339.59 per share. The options will vest in five equal annual installments, subject to their continued

employment. The options shall expire after ten years from the date of the grant. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term for "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate. See Note 8—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for more information.

Outstanding Equity Awards at end of Fiscal 2010

        The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of April 1, 2010, including the vesting dates for the portions of these awards that had not vested as of that date:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerardo I. Lopez(1)	3,196.09000	12,784.36000	—	$323.95	03/06/2019	—	—	—	—
Craig R. Ramsey(2)(3)	4,092.28723	—	—	491.00	12/23/2014	—	—	—	—
John D. McDonald(2)(3)	2,046.14362	—	—	491.00	12/23/2014	—	—	—	—
Robert J. Lenihan(4)	—	1,023.00000	—	339.59	05/28/2019	—	—	—	—
Kevin M. Connor(2)(3)	2,046.14362	—	—	491.00	12/23/2014	—	—	—	—
Samuel D. Gourley(4)	—	685.00000	—	339.59	05/28/2019	—	—	—	—

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

(4)
The options vest at a rate of 20% per year commencing on May 28, 2010. Options are to acquire shares of Parent common stock. Options are to acquire shares of Parent common stock.

Option Exercises and Stock Vested—Fiscal 2010

        None of our Named Executive Officers exercised options or held any outstanding stock awards during fiscal 2010.

 Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Gerardo I. Lopez	—	—	$—	$—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	179,849	—
	Supplemental Executive Retirement Plan	12.00	93,250	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	317,871	—
	Supplemental Executive Retirement Plan	31.05	164,814	—
Robert J. Lenihan	—	—	—	—
Kevin M. Connor	Defined Benefit Retirement Income Plan	4.00	27,596	—
	Supplemental Executive Retirement Plan	4.00	11,396	—
Samuel D. Gourley	Defined Benefit Retirement Income Plan	31.80	476,600	—
	Supplemental Executive Retirement Plan	31.80	234,524	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through April 1, 2010. It includes the value of contributions made by the Named Executive Officers throughout their careers. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 6.16%. The post-retirement mortality assumption is based on the 2010 IRS Prescribed Mortality-Static Annuitant, male and female mortality table. See Note 11—Employee Benefit Plans to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for more information.

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

        The benefit payable to a participant equals the monthly amount the participant would receive under the AMC Defined Benefit Retirement Income Plan without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by the Internal Revenue Code, as amended by Omnibus Budget Reconciliation Act of 1993, less the monthly amount of the retirement benefit actually payable to the participant under the AMC Defined Benefit Retirement Income Plan, each as calculated as of December 31, 2006. The benefit is an amount equal to the actuarial equivalent of his/her benefit, computed by the formula above, payable in either a lump sum (in certain limited circumstances, specified in the plan) or equal semi-annual installments over a period of two to ten years, with such form, and, if applicable, period, having been irrevocably elected by the participant.

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

Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during fiscal 2010, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2010:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gerardo I. Lopez	$—	$400,000	$—	$—	$400,000
Craig R. Ramsey	11,550	—	24,530	—	137,887
John D. McDonald	10,661	—	2,414	—	14,636
Robert J. Lenihan	—	—	—	—	—
Kevin M. Connor	—	—	—	—	—
Samuel D. Gourley	—	—	—	—	—

(1)
The activity for Mr. Lopez reflects the vested portion of his Special Incentive Bonus.

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2010 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. The special incentive bonus of $2,000,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement. As of April 1, 2010, Mr. Lopez has vested in one-fifth, or $400,000, of this special incentive bonus to be paid on his third anniversary.

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

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of Holdings) occurred on the last business day of fiscal 2010 and that the price per share of our common stock is equal to the fair market value of a share of our common stock as of that date.

Gerardo I. Lopez

        Mr. Lopez's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Lopez in connection with a termination of his employment with AMC Entertainment Inc. under the circumstances described below.

        Severance Benefits.    In the event Mr. Lopez's employment is terminated as a result of an involuntary termination during the employment term by AMC Entertainment without cause pursuant to a termination for death, "Disability", or by Mr. Lopez pursuant to a termination for "Good Reason" or after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Lopez will be entitled to severance pay equal to two times the sum of his base salary plus the average of each Incentive Bonus paid to the Executive during the 24 months preceding the severance date (or previous year, if he has not been employed for two bonus cycles as of the severance date). If his employment is terminated before determination of the first Incentive Bonus for which he is eligible under the agreement, then the amount shall be based upon the average actual percentage of target bonus paid to executive officers who participated in the Company's annual bonus plan in the preceding year. In addition, upon such a qualifying termination, the stock options granted pursuant to the employment agreement shall vest in full. The special incentive bonus equal to $2,000,000, which vests in equal annual installments over five years, shall immediately vest and be paid in full upon the involuntary termination of employment within twelve months after a change of control.

        If Mr. Lopez had terminated employment with us on April 1, 2010 pursuant to his employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a cash payment equal to $1,400,000. This amount is derived by multiplying two by the sum of $700,000, which represents Mr. Lopez's annualized base salary rate in effect on April 1, 2010. Additionally, Mr. Lopez would have been entitled to accelerated vesting of unvested stock options with a grant date fair value of $2,068,847 (based on a Black Sholes formula as of March 6, 2009). The special incentive bonus of $2,000,000 shall immediately vest and be paid in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

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

        Severance Benefits.    In the event the executive's employment is terminated during the employment term as a result of the executive's death or "Disability" or by AMC or AMC Entertainment pursuant to a "Termination Without Cause" or by the executive following certain changes in his responsibilities, annual base salary or benefits, the executive (or his personal representative) will be entitled to a lump cash severance payment equal to one or two years of his base salary then in effect.

        Upon a termination of employment with us on April 1, 2010 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$770,000; Mr. John McDonald—$770,000; Mr. Robert Lenihan—$820,000; Mr. Kevin Connor—$650,000; and Mr. Samuel Gourley—$287,500. These amounts are derived by multiplying two by the respective executive's annualized base salary rate in effect on April 1, 2010, except for Mr. Gourley who would receive a lump sum amount equal to one year base salary plus the amount of any annual market allowance. Mr. Lenihan is not entitled to severance benefits for an employment termination resulting from death or "Disability".

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his employment with AMC/AMC Entertainment.

Director Compensation—Fiscal 2010

        The following section presents information regarding the compensation paid during fiscal 2010 to members of our Board of Directors who are not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Gerardo I. Lopez, who is also an employee, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Lopez did not receive additional compensation for his service as a director.

Non-Employee Directors

        We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors in fiscal 2010:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Aaron J. Stone	$59,000	$—	$—	$—	$—	$—	$59,000
Dr. Dana B. Ardi	$56,000	—	—	—	—	—	$56,000
Stephen P. Murray	$58,000	—	—	—	—	—	$58,000
Stan Parker	$60,000	—	—	—	—	—	$60,000
Philip H. Loughlin	$59,000	—	—	—	—	—	$59,000
Eliot P. S. Merrill	$57,000	—	—	—	—	—	$57,000
Kevin Maroni	$59,000	—	—	—	—	—	$59,000
Travis Reid	$60,000	—	—	—	—	—	$60,000

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during all of fiscal 2010. No member of the Compensation Committee is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the fiscal year ended April 1, 2010.

Risk Oversight

        The Board executes its oversight responsibility for risk management directly and through its Committees, as follows:

        The Audit Committee has primary responsibility for overseeing the Company's Enterprise Risk Management, or "ERM", program. The Company's Director of Reporting and Control, who reports to the Committee quarterly, facilitates the ERM program with consideration given to our Annual Operating Plan and with direct input obtained from the Senior Leadership Team, or "SLT"—the heads of our principal business and corporate functions—and their direct reports, under the executive sponsorship of our Executive Vice President and Chief Financial Officer and our Vice President and Chief Accounting Officer. The Committee's meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the ERM process.

        The Board's other Committees—oversee risks associated with their respective areas of responsibility. For example, the Compensation Committee considers the risks associated with our compensation policies and practices, with respect to both executive compensation and compensation generally. The Board of Directors is kept abreast of its Committees' risk oversight and other activities via reports of the Committee Chairmen to the full Board. These reports are presented at every regular Board meeting and include discussions of Committee agenda topics, including matters involving risk oversight.

        The Board considers specific risk topics, including risks associated with our Annual Operating Plan and our capital structure. In addition, the Board receives detailed regular reports from the members of our SLT that include discussions of the risks and exposures involved in their respective areas of responsibility. Further, the Board is routinely informed of developments that could affect our risk profile or other aspects of our business.

Policies and Practices as They Relate to Risk Management

        The Compensation Committee believes the elements of the Company's executive compensation program effectively link performance-based compensation to financial goals and shareholder interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives. The Compensation Committee believes that the overall mix of compensation elements is appropriately balanced and does not encourage the taking of short-term risks at the expense of long-term results. Long-term incentives for our executives are awarded in the form of equity instruments reflecting, or valued by reference to, our common stock. Long-term incentive awards are generally made on an annual basis and are subject to a multi-year vesting schedule which helps ensure that award recipients always have significant value tied to long-term stock price performance. The Compensation Committee believes that the combination of granting the majority of long-term incentives in the form of option awards, together with the Company stock actually owned by our executives, appropriately links the long-term interests of executives and shareholders, and balances the short-term nature of annual incentive cash bonuses and any incentives for undue risk-taking in our other compensation arrangements.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock of AMCE is owned by Holdings, and all of the issued and outstanding capital stock of Holdings is owned by Parent. Parent has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Parent held as of May 31, 2010 by (i) each of its directors and our Named Executive Officers, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of Parent common stock. Parent believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent as beneficially owned by them, except as otherwise noted.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-1 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,225.00	(2)	—	—	—	38.98%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.98%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.13%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.13%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.79%
Gerardo I. Lopez(11)(12)	—		—		385.86	—	—	*
Craig R. Ramsey(11)(13)	—		—		153.00	—	—	*
John D. McDonald(11)(14)	—		—		127.00	—	—	*
Robert J. Lenihan (11)(15)	—		—		—	—	—	*
Kevin M. Connor(11)(16)	—		—		51.00	—	—	*
Samuel D. Gourley(11)(17)	—		—		—	—	—	*
Dr. Dana B. Ardi(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Stan Parker(18)	—		—		—	—	—	*
Aaron J. Stone(18)	—		—		—	—	—	*
Philip H. Loughlin(5)(6)	—		—		—	—	—	*
Eliot P. S. Merrill(7)	—		—		—	—	—	*
Kevin Maroni(9)(19)	—		—		—	—	—	*
Travis Reid(18)	—		—		728.77	—	—	*
All directors and executive officers as a group (17 persons)	—		—		16,120.64	—	—	*

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

(11)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

(12)
Includes 3,196.090000 shares underlying options.

(13)
Includes 4,092.287230 shares underlying options.

(14)
Includes 2,046.143620 shares underlying options.

(15)
Includes 204.60 shares underlying options.

(16)
Includes 2,046.143620 shares underlying options.

(17)
Includes 137.00 shares underlying options.

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

(19)
Includes 804.60 shares underlying options.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Parent's equity compensation plans as of April 1, 2010.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	31,597.168095	$383.58	9,325.7042495
Equity compensation plans not approved by security holders	—	—	—

Total	31,597.168095	$383.58	9,325.7042495

(1)
These shares are available under the 2004 Stock Option Plan of Parent. The number of shares shown is as of April 1, 2010.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since April 3, 2009 or which involve obligations that remain outstanding as of April 1, 2010.

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

        For a description of certain employment agreements between us and Messrs. Gerardo I. Lopez, John D. McDonald, Craig R. Ramsey, Kevin M. Connor and Mark A. McDonald see Item 11—Executive Compensation.

(1)
All percentage ownerships are approximate.

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

        The Voting Agreement among Parent, and the pre-existing stockholders of Holdings provides that, until the fifth anniversary of the holdco merger ("Blockout Period"), the stockholders of Holdings (other than Apollo and JPMP) will generally vote their voting shares of capital stock of Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Parent and the BCS Investors further provide that during the Blockout Period, the BCS Investors will generally vote their voting shares of capital stocks of Parent on any matter as directed by any two of The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors, except in certain specified instances. In addition, certain actions of Parent, Holdings and/or actions of ours, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10,000,000, the settlement of claims or litigation in excess of $2,500,000, an initial public offering of Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5,000,000 or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, The Carlyle Group or Bain Capital Partners or (ii) Spectrum Equity Investors and (a) either JPMP or Apollo and (b) either The Carlyle Group or Bain Capital Partners (the "Requisite Stockholder Majority") if at such time they hold at least a majority of Parent's voting shares.

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of April 1, 2010, the Company estimates this amount would be $29,190,000 should a change in control transaction or an IPO occur.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to implement digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid is a member of the Company's Board of Directors.

        On March 10, 2010 DCIP completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by AMC Entertainment Inc., Cinemark Holdings, Inc. ("Cinemark") and Regal Entertainment Group ("Regal"). At closing the Company contributed 342 projection systems that it owned to DCIP which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and its carrying value on the date of contribution. On March 26, 2010 the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. As of April 1, 2010, the Company operated 568 digital projection systems leased from DCIP pursuant to operating leases and anticipates that it will have deployed 4,000 of these systems in its existing theatres over the next three to four years. The additional digital projection systems will allow the Company to add additional 3D screens to its circuit where the Company is generally able to charge a higher admission price than 2D.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its Discount Notes due 2014. On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Senior Notes due 2019. On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its Notes due 2016. JP Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Parent, was also an initial purchaser of these notes.

AMCE Dividend to Holdings

        On April 3, 2008, the Company declared and made distributions to or for the benefit of Holdings in the amount of $21,830,000 which has been recorded by the Company as a reduction to additional paid-in capital. The distribution included $3,279,000 of advances made by the Company on behalf of

Holdings prior to fiscal 2008 and $18,551,000 of cash advances made during fiscal 2008, including payment of interest on the Holdings Discount Notes due 2014 of $14,447,700. In connection with the holdco merger, AMCE paid a dividend to Holdings of $275,000,000 which has been recorded by the Company as a reduction to additional paid-in capital.

        During fiscal 2009, AMCE used cash on hand to pay dividend distributions to Holdings in an aggregate amount of $35,989,000. Holdings and Parent used the available funds to make cash interest payments on the Holdco Notes, repurchase treasury stock and make payments related to the liability classified options, and pay corporate overhead expenses incurred in the ordinary course of business.

        During April and May of 2009, AMCE made dividend payments to its stockholder, Holdings, and Holdings made dividend payments to its stockholder, Parent, totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During September of 2009 and March of 2010, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $15,351,000 and $14,630,000, respectively. Holdings and Parent used the available funds to make a cash interest payment on the Holdco Notes and pay corporate overhead expenses incurred in the ordinary course of business.

Director Independence

        As of May 7, 2010, our Board of Directors was comprised of Dana B. Ardi, Gerardo I. Lopez, Phillip H. Loughlin, Kevin Maroni, Eliot P. S. Merrill, Stephen P. Murray, Stan Parker, Travis Reid and Aaron J. Stone. We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, none of our directors are independent.

Item 14.    Principal Accounting Fees and Services

Audit and Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by KPMG LLP for fiscal year 2010 and by PricewaterhouseCoopers LLP for fiscal year 2009. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG LLP and PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2010	2009
Audit Fees	$645,000	$1,190,535
Audit-Related Fees	117,190	707,797
Tax Fees	186,039	—
All Other Fees	—	—

Total	$948,229	$1,898,332

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

        The policies provide that de minimis services, consisting of audit- related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000 for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002.

Audit Fees

        This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

        This category consists of assurance and related services by KPMG LLP and PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting, consulting, including due diligence services, and employee benefit plan audits.

Tax Fees

        This category consists of professional services rendered by KPMG LLP and PricewaterhouseCoopers LLP for tax preparation and tax compliance.

All Other Fees

        This category consists of services rendered by KPMG LLP and PricewaterhouseCoopers LLP for technical tax advice.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    The following financial statements are included in Part II Item 8:

Page
Reports of Independent Registered Public Accounting Firms	48
Consolidated Statements of Operations—Periods ended April 1, 2010, April 2, 2009 and April 3, 2008	50
Consolidated Balance Sheets—April 1, 2010 and April 2, 2009	51
Consolidated Statements of Cash Flows—Periods ended April 1, 2010, April 2, 2009 and April 3, 2008	52
Consolidated Statements of Stockholder's Equity (Deficit)—Periods ended April 1, 2010, April 2, 2009 and April 3, 2008	53
Notes to Consolidated Financial Statements—Periods ended April 1, 2010, April 2, 2009 and April 3, 2008	55
(a)(2) Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.
(b) Exhibits
A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.
(c) Separate Financial Statements of Subsidiaries Not Consolidated
The following financial statements of National CineMedia, LLC are as follows:
Page
Report of Independent Registered Public Accounting Firm	149
Balance Sheets—January 1, 2009 and December 31, 2009	150
Statements of Operations—Periods ended December 27, 2007, January 1, 2009 and December 31, 2009	151
Statements of Changes in Members' Equity—Periods ended December 27, 2007, January 1, 2009 and December 31, 2009	152
Statements of Cash Flows—Periods ended December 27, 2007, January 1, 2009 and December 31, 2009	153
Notes to Financial Statements—As of and for the periods ended December 27, 2007, January 1, 2009 and December 31, 2009	155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 31, 2009 and January 1, 2009, and the related statements of operations, members' equity (deficit), and cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and January 1, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and January 1, 2009, the period February 13, 2007 through December 27, 2007, and for the period December 29, 2006 through February 12, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 9, 2010

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 31, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.8	$34.1
Receivables, net of allowance of $3.6 and $2.6 million, respectively	89.0	92.0
Prepaid expenses	1.5	1.6
Prepaid management fees to managing member	0.6	0.5

Total current assets	128.9	128.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $39.3 and $27.0 million, respectively	23.7	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $4.4 and $1.5 million, respectively	134.2	111.8
OTHER ASSETS:
Debt issuance costs, net	9.2	11.1
Equity method investment	7.4	—
Other long-term assets	1.0	0.8

Total other assets	17.6	11.9

TOTAL	$304.4	$279.9

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	29.8	25.6
Amounts due to managing member	22.9	22.1
Accrued expenses	12.4	6.3
Current portion of long-term debt	4.3	—
Accrued payroll and related expenses	6.6	5.7
Accounts payable	11.3	11.2
Deferred revenue and other current liabilities	2.8	3.4

Total current liabilities	90.1	74.3
OTHER LIABILITIES:
Borrowings	799.0	799.0
Interest rate swap agreements	54.6	87.7
Other long-term liabilities	0.3	4.5

Total other liabilities	853.9	891.2

Total liabilities	944.0	965.5

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS' EQUITY/(DEFICIT)	(639.6)	(685.6)

TOTAL	$304.4	$279.9

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
REVENUE:
Advertising (including revenue from founding members of $36.3, $43.3, $40.9 and $0 million, respectively)	$335.1	$330.3	$282.7	$20.6
Administrative fees—founding members	—	—	—	0.1
Fathom Events	45.5	38.9	25.4	2.9
Other	0.1	0.3	0.2	—

Total	380.7	369.5	308.3	23.6

OPERATING EXPENSES:
Advertising operating costs	20.0	18.7	9.1	1.1
Fathom Events operating costs	29.1	25.1	15.4	1.4
Network costs	18.6	17.0	13.3	1.7
Theatre access fees/circuit share costs—founding members	52.7	49.8	41.5	14.4
Selling and marketing costs	50.2	47.9	40.9	5.2
Administrative costs	14.8	14.5	10.0	2.8
Administrative fee—managing member	10.8	9.7	9.2	—
Severance plan costs	—	0.5	1.5	0.4
Depreciation and amortization	15.6	12.4	5.0	0.7
Other costs	0.7	0.7	0.9	—

Total	212.5	196.3	146.8	27.7

OPERATING INCOME (LOSS)	168.2	173.2	161.5	(4.1)
Interest Expense, Net:
Borrowings	47.1	51.8	48.0	0.1
Change in derivative fair value	(7.0)	14.2	—	—
Interest income and other	(2.0)	(0.2)	(0.2)	—

Total	38.1	65.8	47.8	0.1
Impairment and related loss	—	11.5	—	—

INCOME (LOSS) BEFORE INCOME TAXES	130.1	95.9	113.7	(4.2)
Provision for Income Taxes	0.8	0.6	—	—
Equity loss from investment, net	0.8	—	—	—

NET INCOME (LOSS)	$128.5	$95.3	$113.7	$(4.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Total
Balance—December 28, 2006	$3.5
Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(14.4)
Net income	113.7

Total Comprehensive Income	99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(59.1)
Net income	95.3

Total Comprehensive Income	36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

Capital contribution from founding members	0.1
Distribution to managing member	(57.8)
Distribution to founding members	(81.5)
Units issued for purchase of intangible asset	28.5
Comprehensive Income:
Unrealized (loss) on cash flow hedge	26.1
Net income	128.5

Total Comprehensive Income	154.6
Share-based compensation expense	2.1

Balance—December 31, 2009	$(639.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128.5	$95.3	$113.7	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.6	12.4	5.0	0.7
Non-cash severance plan and share-based compensation	2.0	1.5	2.5	0.7
Non-cash impairment and related loss	—	11.5	—	—
Net unrealized hedging transactions	(7.0)	14.2	—	—
Equity in losses from investment	0.8	—	—	—
Amortization of debt issuance costs	1.9	1.9	1.7	—
Changes in operating assets and liabilities:
Receivables—net	3.0	(0.4)	(40.3)	12.6
Accounts payable and accrued expenses	6.9	(0.7)	10.4	(4.4)
Amounts due to founding members and managing member	1.2	0.4	(51.1)	(3.7)
Other	(3.5)	0.1	(1.3)	0.5

Net cash provided by operating activities	149.4	136.2	40.6	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.4)	(16.6)	(13.8)	(0.5)
Increase in investment in affiliate	(2.0)	—	(7.0)	—
Other	—	—	(0.3)	—

Net cash (used in) investing activities	(10.4)	(16.6)	(21.1)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	—	4.7	(0.1)
Proceeds from borrowings	—	139.0	924.0	13.0
Repayments of borrowings	(3.0)	(124.0)	(150.0)	(13.0)
Proceeds from managing member contributions	—	0.6	746.1	—
Proceeds from founding member contributions	3.6	9.7	7.5	—
Distribution to founding members and managing member	(135.9)	(118.3)	(1,538.0)	—
Payment of debt issuance costs	—	—	(14.6)	—

Net cash (used in) financing activities	(135.3)	(93.0)	(20.3)	(0.1)

CHANGE IN CASH AND CASH EQUIVALENTS	3.7	26.6	(0.8)	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	34.1	7.5	8.3	6.7

End of period	$37.8	$34.1	$7.5	$8.3

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.5	$1.5	$0.4
Increase in distributions payable to founding members and managing member	$53.1	$49.7	$37.0	—
Contributions from members collected after period end	—	$0.4	$3.7	—
Integration payment from founding member collected after period end	$1.2	$1.2	—	—
Purchase of an intangible asset with subsidiary equity	$28.5	$116.1	—	—
Settlement of put liability by issuance of debt	$7.0	—	—	—
Assets acquired in settlement of put liability	$2.5	—	—	—
Increase in property and equipment not requiring cash in the period	—	—	$0.6	—
Unit option plan reclassified to equity	—	—	$2.3	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.8	$48.3	$44.0	$0.1
Cash paid for income taxes	$0.8	$0.6	—	—

See accompanying notes to financial statements.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of Business

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom Business meeting services, and Fathom Consumer entertainment services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's accounting records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles as provided in ASC Topic 805—Business Combinations (formerly under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation). Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with ASC Topic 323—Investments—Equity Method and Joint Venture (formerly Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock). RCM and NCN are each considered to be predecessors of NCM LLC. Cinemark became a founding member on July 15, 2005 through units, which were issued to Cinemark Media, Inc. ("Cinemark Media"), a wholly owned subsidiary of Cinemark USA, Inc.

  Initial Public Offering and Related Transactions

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 6), entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 7) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

        At December 31, 2009, NCM LLC had 101,557,505 membership units outstanding, of which 42,121,747 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by RCM, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In connection with the completion of the NCM, Inc.'s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC ("LLC Operating Agreement"). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 5). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.'s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.'s willful misconduct or gross negligence.

        The ESAs with the founding members were amended and restated in conjunction with the NCM, Inc. IPO. Subject to limited exceptions, under the ESAs NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and Fathom Events services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries.

  Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

        The Company's historical financial data may not be indicative of the Company's future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent company during the entirety of all periods presented. NCM, Inc.'s IPO was completed in February 2007. In addition, as a result of the various related-party agreements discussed in Note 5, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

        The founding members received all of the proceeds from NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of NCM Inc.'s IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of NCM, Inc.'s IPO resulted in a stockholders' deficit.

        The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to NCM, Inc.'s IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of NCM, Inc.'s IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.

  Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

        Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and equity-based compensation. Actual results could differ from those estimates.

        Segment Reporting—Segments are accounted for under ASC Topic 280 Segment Reporting (formerly Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information). Refer to Note 11.

        Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

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

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from three to eight years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.

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

        Restricted Cash—At December 31, 2009 and January 1, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

        Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies and clients who have strong reputations in the advertising industry and stable financial positions.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Receivables consisted of the following, in millions:

	As of December 31, 2009	As of January 1, 2009
Trade accounts	$91.6	$92.4
Other	1.0	2.2
Less allowance for doubtful accounts	(3.6)	(2.6)

Total	$89.0	$92.0

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$2.6	$1.5	$1.1	$1.1
Provision for bad debt	2.4	2.3	1.0	0.1
Write-offs, net	(1.4)	(1.2)	(0.6)	(0.1)

Balance at end of period	$3.6	$2.6	$1.5	$1.1

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        We account for the costs of software and web site development costs developed or obtained for internal use in accordance with ASC Subtopic 350-40 Internal Use Software (formerly American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use) and ASC Subtopic 350-50 Website Development Costs (formerly EITF 00-2, Accounting for Web Site Development Costs). The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of December 31, 2009 and January 1, 2009, we had a net book value of $11.0 million and $11.8 million, respectively, of capitalized software and web site development costs. We recorded approximately $6.7 million, $4.9 million, $2.8 million and $0.3 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, in depreciation expense. As of December 31, 2009, January 1, 2009 and the 2007 post-IPO period we recorded $1.6 million, $1.2 million and $1.3 million in research and development expense, respectively.

        Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

        We assess impairment of long-lived assets pursuant with ASC Topic 360 Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

        Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2009 and 2008 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In the 2009 and 2008 periods, amounts due to/from the managing member include amounts due under the NCM LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period February 13, 2007 through December 27, 2007
Beginning Balance	$(73.5)	$(14.4)	$—
Change in fair value on cash flow hedge	24.8	(59.5)	(14.4)
Reclassifications into earnings	1.3	0.4	—

Ending Balance	$(47.4)	$(73.5)	$(14.4)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 6, we have a balance of $9.2 million and $11.1 million in deferred financing costs as of December 31, 2009 and January 1, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period, and the 2007 pre-IPO period we amortized $1.9 million, $1.9 million, $1.7 million and $0.0, respectively.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and our reasonability analysis to be

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$688.8 million and $514.8 million at December 31, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 31, 2009 and January 1, 2009.

        Equity Method Investments—The Company accounts for its investment in RMG Networks, Inc., ("RMG") (formerly Danoo, Inc.) under the equity method of accounting as required by ASC Topic 323-10 Investments—Equity Method and Joint Ventures (formerly APB No. 18, The Equity Method of Accounting for Investments in Common Stock) because we exert "significant influence" over, but do not control, the policy and decisions of RMG (see Note 9). As of December 31, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The Company's investment is $7.4 million. The investment in RMG and the Company's share of its operating results are not material to the Company's financial position or results of operations and as a result summarized financial information is not presented.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC Topic 718 Compensation—Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment). The Company adopted Topic 718 on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 7.

  Recent Accounting Pronouncements

        ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses (see Note 10).

        In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 3, 2009 with no impact on its financial statements.

        In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the financial statements.

        The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 3, 2009, which was modified in February 2010. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (see Note 12).

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 2, 2009 with no impact on its financial statements.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures are effective for financial statements issued for interim and annual periods beginning after December 15, 2009. The Company does not expect the pronouncement to have a material effect on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. PROPERTY AND EQUIPMENT (in millions)

	As of December 31, 2009	As of January 1, 2009
Equipment	$60.6	$53.3
Leasehold Improvements	1.6	1.4
Less accumulated depreciation	(39.3)	(27.0)

Subtotal	22.9	27.7
Construction in Progress	0.8	0.3

Total property and equipment	$23.7	$28.0

        For the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and 2007 pre-IPO period we recorded depreciation of $12.5 million, $10.2 million, $4.8 million and $0.6 million respectively.

3. INTANGIBLE ASSETS

        During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and projected attendees added by the founding members to NCM LLC's network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres (see Note 5). The Company recorded an intangible asset of $116.1 million representing the contractual rights. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC's network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million. The Company based the fair value of the intangible assets on the fair value of the common membership units issued on the date of grants, which are freely convertible into NCM Inc.'s common stock.

3. INTANGIBLE ASSETS (Continued)

        Pursuant to ASC Topic 350-10 Intangibles—Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on-screen advertising agreement.

	As of December 31, 2009	As of January 1, 2009
	(in millions)
Beginning balance	$111.8	$—
Purchase of intangible asset subject to amortization	28.5	116.1
Less integration payments	(3.2)	(2.8)
Less amortization expense	(2.9)	(1.5)

Total intangible assets	$134.2	$111.8

        For the years ended December 31, 2009 and January 1, 2009 we recorded amortization of $2.9 million and $1.5 million, respectively.

        The estimated aggregate amortization expense for each of the five succeeding years are as follows (in millions):

2010	$3.0
2011	4.9
2012	4.9
2013	4.9
2014	4.9

4. ACCRUED EXPENSES (in millions)

	As of December 31, 2009	As of January 1, 2009
Make-good Reserve	$0.3	$1.3
Accrued Interest	9.8	4.0
Other accrued expenses	2.3	1.0

Total accrued expenses	$12.4	$6.3

5. RELATED-PARTY TRANSACTIONS

  Years Ended December 31, 2009 and January 1, 2009 and the 2007 Post-IPO Period—

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) for the year ended December 31, 2009 to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. For the year ended January 1, 2009 two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. For the 2007 post-IPO period, all three founding members purchased 90 seconds of on-screen time. The total theatre access fee to the

5. RELATED-PARTY TRANSACTIONS (Continued)

founding members for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $52.7 million, $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period is $36.3 million, $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.7 million, $6.0 million and $3.8 million for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, respectively.

        Also, pursuant to the terms of the LLC Operating Agreement in place since the close of NCM, Inc.'s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the LLC Operating Agreement, on a quarterly basis in arrears. Balances for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period are as follows (in millions):

	2009	2008	Post-IPO
AMC	$25.8	$24.3	$22.2
Cinemark	20.8	18.5	16.7
Regal	34.9	32.7	26.9
NCM, Inc.	57.8	55.6	53.3

Total	$139.3	$131.1	$119.1

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $0.1 million, $4.7 million and $11.2 million respectively. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

        On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 3). The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make "integration" payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued.

5. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

        Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

  2007 Pre-IPO Period—

        At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007
	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—
Cinemark	3.7	0.1
Regal	6.6	—

Total	$14.4	$0.1

        At the closing of NCM, Inc.'s IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure.

        Pursuant to the agreements entered into at the completion of NCM, Inc.'s IPO, amounts owed to the founding members through the date of NCM, Inc.'s IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

  Other—

        During the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $1.9 million, $2.3 million, $1.4 million and $0.1 million respectively, of NCM LLC's advertising inventory for their own use. The value of such

5. RELATED-PARTY TRANSACTIONS (Continued)

purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue.

        Included in Fathom Events operating costs is $1.0 million, $1.8 million, $3.3 million and $0.2 million for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC's customers.

  National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $10.8 million, $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 31, 2009 and January 1, 2009, $0.6 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).

        Amounts due to/from managing member were comprised of the following (in millions):

	At December 31, 2009	At January 1, 2009
Distributions payable	$22.0	$21.0
Cost and other reimbursement	0.9	1.1

Total	$22.9	$22.1

6. BORROWINGS

        On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.

        The outstanding balance of the term loan facility at December 31, 2009 and January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 31, 2009 and January 1, 2009 was $74.0 million. As of December 31, 2009, the effective rate on the term loan was 5.59% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.01%. The weighted-average interest rate on the unhedged revolver was 1.99%. Commencing with the fourth fiscal quarter in fiscal

6. BORROWINGS (Continued)

year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2009, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 31, 2009, our consolidated net senior secured leverage ratio was 4.0 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 31, 2009, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million is with Lehman Brothers Special Financing ("LBSF"). As described further in Note 12, in February 2010 LBSF transferred its interest rate swap agreement to Barclays Bank PLC ("Barclays"). See Note 10 for an additional discussion of the interest rate swaps.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of December 31, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund a borrowing request related to its undrawn commitment of $6.0 million. On February 3, 2010, LCPI assigned the $6.0 million commitment to Barclays. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of any payments of LCPI commitments. In addition, NCM LLC has been working with LCPI and its other lenders with the goal of having LCPI's agency function transferred to another bank within NCM LLC's lender group and restructuring LCPI's outstanding $14.0 million revolving loan such that (i) it would not be required to be repaid, nor would it share in any pro rata prepayments of the revolving loans, until the final maturity date of the revolving credit facility, and (ii) it would not be available for reborrowing in the event that it was prepaid. Until these LCPI issues are resolved, however, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings.

        On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch ("Credit Suisse") with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. ("IdeaCast") (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 31, 2009, $4.3 million of the balance is recorded in current liabilities and $0.3 million is included in non-current liabilities. Interest on the note is accreted at the Company's estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the year ended December 31, 2009 was $0.7 million. See Note 9 "—Contingent Put Obligation" for additional discussion of the IdeaCast restructuring.

6. BORROWINGS (Continued)

  Future Maturities of Long-Term Borrowings—

        The scheduled annual maturities on the senior secured credit facility for the next five years as of December 31, 2009 are as follows (in millions):

2010	$4.3
2011	—
2012	—
2013	74.0
2014	—
Thereafter	725.0

Total	$803.3

7. SHARE-BASED COMPENSATION

        On April 4, 2006, NCM LLC's board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of ASC Topic 718 Compensation—Stock Compensation (formerly SFAS No. 123(R)), and factored into the valuation that the options were granted in contemplation of NCM, Inc.'s IPO. The Company used the estimated pricing of NCM, Inc.'s IPO at the time of the grant to determine the equity value for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of NCM, Inc.'s IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to NCM, Inc.'s IPO was maintained by the option holder immediately after the offering.

        At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and NCM LLC are eligible to participate in the Equity Incentive Plan. Under the Equity Incentive Plan, eligible employees were issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of NCM, Inc.'s IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of Topic 718, and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to equity at that date.

        As of December 31, 2009, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards. Under the fair value recognition provisions of Topic 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options generally vest annually over a three or five-year period and have either 10-year or 15-year

7. SHARE-BASED COMPENSATION (Continued)

contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.

        The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $3.1 million, $2.1 million, $1.9 million, and $0.3 million for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period, and the 2007 pre-IPO period, respectively, of share-based compensation expense for these options and $0.1 million and $0.1 million were capitalized during the year ended December 31, 2009 and January 1, 2009, respectively. As of December 31, 2009, unrecognized compensation cost related to nonvested options was approximately $7.1 million, which will be recognized over a weighted average remaining period of 2.33 years.

        The weighted average grant date fair value of granted options was $2.17, $3.77 and $6.23 for the years ended December 31, 2009 and January 1, 2009 and the 2007 post-IPO period, respectively. The intrinsic value of options exercised during the year was $0.2 million for both years ended December 31, 2009 and January 1, 2009. During the year ended December 31, 2009 there was an immaterial amount of cash received on options exercised and $0.6 million received for the 2008 period. The total fair value of awards vested during the years ended December 31, 2009 and January 1, 2009 was $0.3 million and $3.9 million, respectively. There were no options vested or exercised prior to the 2008 fiscal year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of options	6.5 years	6.5 years	6.5 to 9 years
Risk free interest rate	2.23% to 3.70%	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%	30%
Dividend yield	3%	3%	3%

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	2,025,099	$17.33
Granted	1,156,515	9.53
Exercised	(1,800)	5.35
Forfeited	(53,254)	14.35

Outstanding at December 31, 2009	3,126,560	$14.51	9.9	$9.2
Exercisable at December 31, 2009	648,359	$17.67	10.5	$0.2
Vested and Expected to Vest at December 31, 2009	3,090,782	$14.52	9.9	$9.0

7. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about the stock options at December 31, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Dec. 31, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2009	Weighted Average Exercise Price
$5.35 - $9.22	1,126,350	9.0	$9.06	7,800	$5.35
$11.59 - $15.04	136,408	8.9	13.47	14,600	12.33
$16.35 - $18.01	1,409,436	11.3	16.52	476,280	16.56
$19.37 - $21.00	301,500	7.5	20.35	96,000	20.59
$24.04 - $29.05	152,866	10.1	25.40	53,679	25.59

	3,126,560	9.9	$14.51	648,359	$17.67

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of January 1, 2009	203,618	$20.91
Granted	424,555	9.50
Forfeited	(12,500)	10.10
Vested	(25,299)	21.93

Non-vested as of December 31, 2009	590,374	$13.15

        The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $2.4 million, $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period. Minimal amounts were capitalized during the 2009 fiscal year. As of December 31, 2009, unrecognized compensation cost related to non-vested stock was approximately $5.1 million, which will be recognized over a weighted average remaining period of 2.27 years. The total fair value of awards vested during the year ended December 31, 2009 was $0.3 million.

8. EMPLOYEE BENEFIT PLANS

        NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company made discretionary contributions of $0.8 million, $0.8 million, and $0.6 million during the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.

9. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

  Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 31, 2009, January 1, 2009, 2007 post-IPO period and the 2007 pre-IPO period, was $2.3 million, $2.0 million, $1.3 million, and $0.3 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows (in millions):

2010	$2.2
2011	2.1
2012	2.0
2013	1.9
2014	0.8
Thereafter	0.2

Total	$9.2

  Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC Topic 460-10 Guarantees (formerly FIN No. 45 (as amended), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC Topic 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.

9. COMMITMENTS AND CONTINGENCIES (Continued)

        On March 19, 2009, NCM LLC, IdeaCast and IdeaCast's lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast's lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast's lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast's lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC's interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC ("OOH"), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast's senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1—Equity Method Investments). The Company's investment in RMG was valued at the fair value of the assets contributed.

  Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but ranges from two to five years. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $21.2 million over the remaining terms of the network affiliate agreements. For the years ended December 31, 2009 and January 1, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

        Fair Value Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC Topic 820-10 Fair Value Measurements and Disclosures (formerly FAS No. 157, Fair Value Measurements and Disclosures) are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Interest Rate Swap Agreements	$54.6	—	$54.6	—

        Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (Continued)

on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

        On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC's interest rate swaps, and Lehman is a guarantor of LBSF's obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC's swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $5.5 million in the year ended December 31, 2009 and $1.5 million in the year ended January 1, 2009 that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of December 31, 2009 the interest rate swap agreement had not been terminated.

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

        There was an $8.3 million decrease and a $13.8 million increase in the fair value of the liability for the years ended December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense. In accordance with Topic 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 31, 2009 and January 1, 2009 were $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at December 31, 2009 and January 1, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (Continued)

        At December 31, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 31, 2009		As of January 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$40.9	Other Liabilities	$65.8
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$13.7	Other Liabilities	$21.9

Total derivatives		$54.6		$87.7

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the year ended December 31, 2009, January 1, 2009, the 2007 post-IPO period were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC's OCI (Pre-tax)			Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007
Interest Rate Swaps	$9.3	$(67.9)	$(12.3)	$(16.7)	$(8.8)	$2.1

        There was $1.3 million and $0.4 million $0.0 million and $0.0 million of ineffectiveness recognized for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period, respectively.

        The effect of derivative not designated as hedging instruments under Topic 815 on the financial statements for the years ended December 31, 2009, January 1, 2009, the 2007 post-IPO period and the 2007 pre-IPO period were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Period Feb. 13, 2007 through Dec. 27, 2007
Borrowings	$(6.2)	$(1.0)	$—
Change in derivative fair value	7.0	(14.2)	—

Total	$0.8	$(15.2)	$—

11. SEGMENT REPORTING

        Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC Topic 280, Segment Reporting. Advertising revenue accounts

11. SEGMENT REPORTING (Continued)

for 88.0%, 89.4%, 91.7% and 87.7% of revenue for the years ended December 31, 2009, January 1, 2009, the post-IPO period and the pre-IPO period, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC Topic 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Year Ended December 31, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Total Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Total Operating Income				$173.2

11. SEGMENT REPORTING (Continued)

	Period February 13, 2007 through December 27, 2007 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$282.7	$25.4	$0.2	$308.3
Operating costs	50.6	15.4		66.0
Selling and marketing costs	32.2	7.4	1.3	40.9
Other costs	2.4	0.4		2.8

Operating income, net of direct expenses	$197.5	$2.2
Network, administrative and other costs			37.1	37.1

Total Operating Income				$161.5

	Period December 29, 2006 through February 12, 2007 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Total
Revenue	$20.7	$2.9		$23.6
Operating costs	15.5	1.4		16.9
Selling and marketing costs	4.4	0.8		5.2
Other costs	0.3	0.1		0.4

Operating income, net of direct expenses	$0.5	$0.6
Network, administrative and other costs			$5.2	5.2

Total Operating Income (Loss)				$(4.1)

        The following is a summary of revenues by category, in millions:

	Year Ended December 31, 2009	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007
National Advertising Revenue	$236.8	$223.1	$187.1	$15.3
Founding Member Advertising Revenue	36.3	43.3	40.9	—
Regional Advertising Revenue	62.0	63.9	54.7	5.4
Fathom Consumer Revenue	28.6	20.2	8.2	1.4
Fathom Business Revenue	16.9	18.7	17.2	1.5
Other Revenue	0.1	0.3	0.2	—

Total Revenues	$380.7	$369.5	$308.3	$23.6

12. SUBSEQUENT EVENTS

        ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the year ended December 31, 2009, the

12. SUBSEQUENT EVENTS (Continued)

Company evaluated, for potential recognition and disclosure, events that occurred prior to the inclusion of the Company's financial statements in NCM, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 on March 9, 2010.

        Effective February 8, 2010, NCM LLC entered into a novation agreement with Lehman Brothers Special Financing Inc. ("Lehman") and Barclays Bank PLC ("Barclays") whereby Lehman transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC's interest rate swap agreement with Lehman with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137,500,000. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC's credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement (as defined in Note 6) and the other interest rates swaps that were entered into by NCM LLC. In consideration of Lehman entering into the transfer, NCM LLC agreed to pay to Lehman the full amount of interest rate swap payments withheld aggregating $7.0 million and an immaterial amount of default interest. The Company expects to redesignate the Barclays interest rate swap agreement as a cash flow hedge.

        Effective February 3, 2010, LCPI entered into an assignment and assumption agreement with Barclays whereby LCPI transferred to Barclays the remaining unfunded revolving credit commitment of $6.0 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARQUEE HOLDINGS INC.
By:	/s/ CHRIS A. COX
Chris A. Cox
Chief Accounting Officer
Date:	June 14, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AARON J. STONE Aaron J. Stone	Chairman of the Board	June 14, 2010
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	June 14, 2010
/s/ DR. DANA B. ARDI Dr. Dana B. Ardi	Director	June 14, 2010
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	June 14, 2010
/s/ STAN PARKER Stan Parker	Director	June 14, 2010
/s/ PHILIP H. LOUGHLIN Philip H. Loughlin	Director	June 14, 2010
/s/ ELIOT P. S. MERRILL Eliot P. S. Merrill	Director	June 14, 2010

/s/ KEVIN MARONI Kevin Maroni	Director	June 14, 2010
/s/ TRAVIS REID Travis Reid	Director	June 14, 2010
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	June 14, 2010
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	June 14, 2010
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	June 14, 2010

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
2.1	(a)	Modified First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.2 to Form 8-K filed March 7, 2002).

2.1	(b)	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
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
2.4
Agreement and Plan of Merger, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., and Marquee Merger Sub Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 13, 2007)
2.5
Unit Purchase Agreement among Kerasotes Showplace Theatres Holdings, LLC, Kerasotes Showplace Theatres, LLC, Showplace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on May 25, 2010)
3.1		Third Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2007)
3.2		Third Amended and Restated Bylaws of Marquee Holdings Inc. (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed on June 13, 2007)

4.1	(a)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1	(b)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

4.2	(a)	Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

EXHIBIT NUMBER		DESCRIPTION
4.2	(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.2	(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company's Form 10-Q filed on February 13, 2006).

4.2	(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.3
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
4.4
Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 001-08747) filed on June 9, 2009).
4.5
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

4.6	(a)	Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.6	(b)	Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.7	(a)	Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).

4.7	(b)	First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

EXHIBIT NUMBER		DESCRIPTION
4.8
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

4.9	(a)	Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings' Registration Statement on Form S-4 (file No. 333-122636) filed on February 8, 2005).

4.9	(b)	Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).

4.9	(c)	First Supplemental Indenture dated June 12, 2007, respecting Marque Holding Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K Filed on June 13, 2007).
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

10.14	(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (Incorporated by reference from Exhibit 10.14(a) to the Company's Form S-1 (File No. 333-139249) filed April 12, 2007, as amended).

10.14	(b)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (Incorporated by reference from Exhibit 10.14(b) to the Company's Form S-1 (File No. 333-139249) filed April 12, 2007, as amended).
10.15		Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.16
Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.17
American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (Incorporated by reference from Exhibit 10.19 to the Company's Form S-1 (File No. 333-139249) filed April 12, 2007, as amended).

EXHIBIT NUMBER	DESCRIPTION
10.18
AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (Incorporated by reference from Exhibit 10.21 to the Company's Form S-1 (File No. 333-139249) filed April 12, 2007, as amended).
10.19	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.20
Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.21
Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.22
Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)
10.23
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
10.24
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
10.30
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

EXHIBIT NUMBER		DESCRIPTION
10.31
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
10.32
Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.33
Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.34
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
10.36
Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
10.37		2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.40
Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).

10.41	(a)	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Form 8-K filed on June 13, 2007)

10.41	(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

10.41	(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.42
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed April 4, 2005).
10.43
Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).
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

EXHIBIT NUMBER	DESCRIPTION
10.51	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on June 13, 2007)
10.52	Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on June 13, 2007)
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
10.56
Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.48 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2008)
10.57
Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-33344) filed January 5, 2009).
10.58
Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33344) filed on November 17, 2008).
10.59
Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)
10.60
Separation and General Release Agreement, dated as of February 23, 2009, by and between Peter C. Brown, AMC Entertainment Holdings, Inc., Marquee Holdings Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-33344) filed on February 25, 2009)

EXHIBIT NUMBER	DESCRIPTION
10.61
Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-33344) filed on February 25, 2009)
*10.62	Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc.
*10.63	Employment Agreement, dated as of July 1, 2001, by and between Samuel D. Gourley and AMC Entertainment Inc.
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K filed on June 23, 2004).
16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2009 (filed as exhibit 16.1 to the Company's Form 8-K (File No. 1-8747, filed on October 2, 2009).
*21	Subsidiaries of Marquee Holdings Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith.