Form 10-Q
period 2010-09-30
Marquee Holdings Inc.
filed 2010-11-09
CIK 1303276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 30, 2010
Common Stock, 1¢ par value	1

MARQUEE HOLDINGS INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$458,572	$390,498	$907,169	$836,725
Concessions	179,712	147,381	355,671	321,041
Other theatre	15,341	13,173	31,737	28,598

Total revenues	653,625	551,052	1,294,577	1,186,364

Operating Costs and Expenses
Film exhibition costs	242,181	208,328	481,004	457,429
Concession costs	23,805	15,905	44,301	35,070
Operating expense	173,835	143,391	321,476	293,568
Rent	121,481	108,311	236,035	220,684
General and administrative:
Merger, acquisition and transaction costs	5,223	43	10,979	324
Management fee	1,250	1,250	2,500	2,500
Other	18,040	13,075	31,111	26,158
Depreciation and amortization	52,355	46,689	100,958	95,477

Operating costs and expenses	638,170	536,992	1,228,364	1,131,210

Operating income	15,455	14,060	66,213	55,154
Other expense (income)
Other expense (income)	(7,746)	(6,938)	(9,685)	1,835
Interest expense
Corporate borrowings	40,220	40,469	80,789	76,318
Capital and financing lease obligations	1,625	1,413	3,008	2,826
Equity in earnings of non-consolidated entities	(5,332)	(4,348)	(3,566)	(10,610)
Gain on NCM, Inc. stock sale	(64,648)	—	(64,648)	—
Investment income	(54)	(33)	(104)	(132)

Total other expense (income)	(35,935)	30,563	5,794	70,237

Earnings (loss) from continuing operations before income taxes	51,390	(16,503)	60,419	(15,083)
Income tax provision (benefit)	(1,250)	(1,000)	5,350	—

Earnings (loss) from continuing operations	52,640	(15,503)	55,069	(15,083)
Earnings (loss) from discontinued operations, net of income taxes	(8)	(131)	(25)	592

Net earnings (loss)	$52,632	$(15,634)	$55,044	$(14,491)

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	April 1, 2010
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$329,457	$497,948
Receivables, net	28,054	25,539
Other current assets	78,901	72,919

Total current assets	436,412	596,406
Property, net	1,003,617	863,532
Intangible assets, net	158,395	148,432
Goodwill	1,936,254	1,836,731
Other long-term assets	310,613	238,103

Total assets	$3,845,291	$3,683,204

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$146,696	$175,142
Accrued expenses and other liabilities	135,562	143,274
Deferred revenues and income	111,122	125,842
Current maturities of corporate borrowings and capital and financing lease obligations	10,347	10,463

Total current liabilities	403,727	454,721
Corporate borrowings	2,064,478	2,067,149
Capital and financing lease obligations	63,950	53,323
Deferred revenues—for exhibitor services agreement	361,676	252,322
Other long-term liabilities	350,836	309,591

Total liabilities	$3,244,667	$3,137,106

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	747,401	747,206
Accumulated other comprehensive loss	(3,889)	(3,176)
Accumulated deficit	(142,888)	(197,932)

Total stockholder's equity	600,624	546,098

Total liabilities and stockholder's equity	$3,845,291	$3,683,204

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	September 30, 2010	October 1, 2009
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$55,044	$(14,491)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	100,958	95,477
Deferred income taxes	—	(1,500)
Write-off of issuance costs related to early extinguishment of debt	—	3,468
Gain on NCM, Inc. stock sale	(64,648)	—
Equity in earnings and losses from non-consolidated entities, net of distributions	6,609	3,818
Gain on dispositions	(9,983)	(592)
Change in assets and liabilities, net of acquisition:
Receivables	2,579	1,814
Other assets	460	22
Accounts payable	(51,113)	(29,751)
Accrued expenses and other liabilities	(34,315)	6,057
Other, net	4,884	(2,473)

Net cash provided by operating activities	10,475	61,849

Cash flows from investing activities:
Capital expenditures	(46,711)	(29,781)
Acquisition of Kerasotes, net of cash acquired	(280,606)	—
Proceeds from NCM, Inc. stock sale	102,224	—
Proceeds from disposition of Cinemex	860	2,898
Proceeds from the disposition of long-term assets	55,991	—
Other, net	(909)	(5,661)

Net cash used in investing activities	(169,151)	(32,544)

Cash flows from financing activities:
Repayment under revolving credit facility	—	(185,000)
Repurchase of Fixed Notes due 2012	—	(250,000)
Proceeds from issuance of Senior Notes due 2019	—	585,492
Deferred financing costs	(95)	(15,943)
Principal payments under capital and financing lease obligations	(2,072)	(1,712)
Payments under Term Loan B	(3,250)	(3,250)
Change in construction payables	(3,524)	(437)
Dividends paid to Parent	(669)	(300,723)

Net cash used in financing activities	(9,610)	(171,573)
Effect of exchange rate changes on cash and equivalents	(205)	(1,693)

Net decrease in cash and equivalents	(168,491)	(143,961)
Cash and equivalents at beginning of period	497,948	536,580

Cash and equivalents at end of period	$329,457	$392,619

See Notes to Consolidated Financial Statements.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended April 1, 2010. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2011. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairment charges, (2) Film exhibition costs, (3) Income and operating taxes and (4) Gift card and packaged ticket revenues. Actual results could differ from those estimates.

        The April 1, 2010 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Loss on redemption of 8 5/8% Senior Notes due 2012	$—	$450	$—	$11,276
Gift card redemptions considered to be remote	(7,614)	(7,369)	(9,553)	(9,422)
Other income	(132)	(19)	(132)	(19)

Other expense (income)	$(7,746)	$(6,938)	$(9,685)	$1,835

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

NOTE 2—ACQUISITION

        On May 24, 2010, the Company completed the acquisition of substantially all of the assets (92 theatres and 928 screens) of Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The Company acquired Kerasotes based on their highly complementary geographic presence in certain key markets. Additionally, the Company expects to realize synergies and cost savings related to the Kerasotes acquisition as a result of moving to the Company's operating practices, decreasing costs for newspaper advertising and concessions and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The purchase price for the Kerasotes theatres paid in cash at closing was $276,798,000, net of cash acquired, and was subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement. The Company paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and has included this amount as part of the total estimated purchase price.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

        The acquisition of Kerasotes is being treated as a purchase in accordance with Accounting Standards Codification 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized and additional information becomes available; however, we do not expect material changes. The following is a summary of the preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$809
Receivables, net(1)	3,832
Other current assets	12,905
Property, net	204,998
Intangible assets, net(2)	17,425
Goodwill(3)	109,907
Other long-term assets	5,920
Accounts payable	(13,538)
Accrued expenses and other liabilities	(12,439)
Deferred revenues and income	(1,806)
Capital and financing lease obligations	(12,583)
Other long-term liabilities(4)	(34,015)

Total estimated purchase price	$281,415

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

        During the twenty-six weeks ended September 30, 2010, the Company incurred acquisition-related costs of approximately $10,155,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

        In connection with the acquisition of Kerasotes, the Company divested of five Kerasotes theatres with 59 screens as required by the Antitrust Division of the United States Department of Justice. The Company also sold one vacant theatre that had previously been closed by Kerasotes. Proceeds from the divested theatres exceeded the carrying amount of such theatres by $16,850,000, which was recorded as a reduction to goodwill. In addition, the Company has classified two Kerasotes theatres with 26 screens as assets held for sale during the twenty-six weeks ended September 30, 2010, that will be divested. The carrying amount of the assets held for sale was reduced by $6,466,000, which was recorded as an increase to goodwill during the twenty-six weeks ended September 30, 2010, to reflect the $900,000 net sales price received for one of the theatres during the third quarter of fiscal 2011. Assets held for sale of approximately $2,557,000 were classified as other current assets in the Company's Consolidated Balance Sheets.

        The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four legacy AMC theatres with 57 screens. The Company recorded a gain on disposition of assets of $10,056,000 for one divested legacy theatre with 14 screens during the twenty-six weeks ended September 30, 2010, which reduced operating expenses by approximately $10,056,000. Additionally, the Company acquired two theatres with 26 screens that were received in exchange for three of the legacy AMC theatres with 43 screens.

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

September 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Pro forma September 30, 2010	Pro forma October 1, 2009	Pro forma September 30, 2010	Pro forma October 1, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$457,294	$431,344	$926,154	$923,084
Concessions	179,180	166,583	364,475	361,262
Other theatre	15,309	15,253	32,535	32,655

Total revenues	651,783	613,180	1,323,164	1,317,001

Operating Costs and Expenses
Film exhibition costs	241,444	229,788	491,057	503,121
Concession costs	23,757	18,200	45,750	39,958
Operating expense	173,121	161,631	337,701	329,328
Rent	121,078	117,325	240,428	239,469
General and administrative:
Merger, acquisition and transaction costs*	5,223	43	10,979	324
Management fee	1,250	1,250	2,500	2,500
Other	18,040	16,816	32,762	33,651
Depreciation and amortization	52,355	53,094	104,517	107,555

Operating costs and expenses	636,268	598,147	1,265,694	1,255,906

Operating income	15,515	15,033	57,470	61,095
Other expense (income)
Other expense (income)	(7,746)	(6,938)	(9,685)	1,835
Interest expense
Corporate borrowings	40,220	40,469	80,789	76,318
Capital and financing lease obligations	1,625	1,629	3,224	3,258
Equity in earnings of non-consolidated entities	(5,332)	(4,348)	(3,566)	(10,610)
Gain on NCM, Inc. stock sale	(64,648)	—	(64,648)	—
Investment (income) expense	(54)	163	(104)	64

Total other expense (income)	(35,935)	30,975	6,010	70,865

Earnings (loss) from continuing operations before income taxes	51,450	(15,942)	51,460	(9,770)
Income tax provision (benefit)	(1,250)	(900)	1,950	1,900

Earnings (loss) from continuing operations	52,700	(15,042)	49,510	(11,670)
Earnings (loss) from discontinued operations, net of income taxes	(8)	(131)	(25)	592

Net earnings (loss)	$52,692	$(15,173)	$49,485	$(11,078)

*
Primarily represents non-recurring transaction costs for the acquisition and related transactions.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Pro forma September 30, 2010	Pro forma October 1, 2009	Pro forma September 30, 2010	Pro forma October 1, 2009
Average screens—continuing operations(1)	5,211	5,295	5,214	5,307

(1)
Includes consolidated theaters only.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

        The Company recorded revenues of approximately $103,300,000 from May 24, 2010 through September 30, 2010 resulting from the acquisition of Kerasotes, and recorded operating costs and expenses of approximately $106,000,000, including $10,200,000 of depreciation and amortization and $10,155,000 of merger, acquisition and transaction costs. The Company recorded $375,000 of other expense related to Kerasotes.

NOTE 3—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Net earnings (loss)	$52,632	$(15,634)	$55,044	$(14,491)
Foreign currency translation adjustment	(3,240)	(3,063)	(1,348)	(10,802)
Pension and other benefit adjustments	(220)	(214)	(282)	(261)
Change in fair value of cash flow hedges	—	—	—	(6)
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	—	—	—	558
Increase in unrealized gain on marketable securities	1,237	308	917	563

Total comprehensive earnings (loss)	$50,409	$(18,603)	$54,331	$(24,439)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)	Total
Balance as of April 1, 2010	$1,836,731
Acquisition of Kerasotes	109,907
Goodwill allocated to sales(1)	(10,384)

Balance as of September 30, 2010	$1,936,254

(1)
Reduction in goodwill for sales of six Kerasotes theatres, partially offset by an increase in goodwill for the adjustment to the carrying value of one theatre that was classified as held for sale based on expected selling price. Subsequent to the acquisition, the Company was required to sell certain acquired theatres to comply with government requirements related to the sale. No gains or losses were recorded for these transactions.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Activity for intangible assets is presented below:

		September 30, 2010		April 1, 2010
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	2 to 17 years	$110,231	$(48,865)	$104,646	$(44,127)
Loyalty program	3 years	46,000	(40,388)	46,000	(38,870)
Loews' trade name	1 year	2,300	(2,150)	2,300	(1,920)
Loews' management contracts	12 to 21 years	35,400	(29,390)	35,400	(29,209)
Non-compete agreement	5 years	6,400	(443)	—	—
Other intangible assets	1 to 12 years	13,309	(13,109)	13,309	(13,097)

Total, amortizable		$213,640	$(134,345)	$201,655	$(127,223)

Unamortizable Intangible Assets:
AMC trademark		$74,000		$74,000
Kerasotes trade names		5,100		—

Total, unamortizable		$79,100		$74,000

        Additional information for Kerasotes intangible assets acquired on May 24, 2010 is presented below:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	3.6 years	$5,585
Non-compete agreement	5 years	6,400
Management agreement(1)		340

Total, amortizable	4.3 years	$12,325

Unamortizable Intangible Assets:
Kerasotes trade names		$5,100

(1)
The management agreement intangible asset was disposed of as required by the Department of Justice.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense associated with the Company's intangible assets is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Recorded amortization	$3,739	$3,245	$7,122	$7,444

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of September 30, 2010 is projected below:

(In thousands)	2011	2012	2013	2014	2015
Projected amortization expense	$14,652	$14,014	$12,582	$9,516	$8,660

NOTE 5—STOCKHOLDER'S EQUITY

        Holdings has one share of Common Stock issued as of September 30, 2010, which is owned by Parent.

        During September of 2010, Holdings used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $669,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

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

        On July 8, 2010, the Board approved a grant of 1,023 non-qualified stock options to a certain employee of the Company under the amended and restated 2004 Stock Option Plan. These options vest ratably over 5 years with an exercise price of $752 per share. Expense for this award will be recognized on a straight-line basis over the vesting period, beginning in the second quarter of fiscal 2011. See 2010 Equity Incentive Plan below for further information regarding assumptions used in determining fair value. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

2010 Equity Incentive Plan

        On July 8, 2010, the Board of Directors (the "Board") of Parent and the stockholders of Parent approved the adoption of the AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (the "Plan"). The Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards, other stock-based awards or performance-based compensation awards.

        Subject to adjustment as provided for in the Plan, (i) the aggregate number of shares of common stock of Parent available for delivery pursuant to awards granted under the Plan is 39,312 shares, (ii) the number of shares available for granting incentive stock options under the Plan will not exceed 19,652 shares and (iii) the maximum number of shares that may be granted to a participant each year is 7,862.

        On July 8, 2010, the Board approved the grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees. The estimated fair value of the stock at the grant date was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions. The award agreements under the Plan generally have the following features, subject to Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement: The Board approved the grant of 5,399 stock options, of which 5,354 stock options have been granted. Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. The estimated grant date fair value of the options granted on 5,354 shares was $293.72 per share, or $1,573,000, and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grants.

  •
  Restricted Stock Award Agreement (Time Vesting): The Board approved the grant of 5,399 shares of restricted stock (time vesting), of which 5,354 shares have been granted. The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The estimated grant date fair value for the 5,354 shares of restricted stock (time vesting) granted was $4,028,000, or approximately $752 per share.

  •
  Restricted Stock Award Agreement (Performance Vesting): The Board approved the grant of 5,404 shares of restricted stock (performance vesting), of which 1,339 shares have been granted. Approximately twenty-five percent of the total restricted shares of 5,404 approved by the Board will be granted each year over a four year period. Each grant has a vesting term of approximately one year upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

    following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2011 performance target was established at the grant date following ASC 718-10-55-95 and the estimated grant date fair value was $1,008,000, or approximately $752 per share.

        Compensation expense for stock options and restricted stock are recognized on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The Company has recorded stock-based compensation expense of $728,000 and $427,000 within general and administrative: other during the thirteen weeks ended September 30, 2010, and October 1, 2009, respectively. The Company has recorded stock-based compensation expense of $864,000 and $838,000 within general and administrative: other during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $864,000 during fiscal 2011. As of September 30, 2010, there was approximately $8,201,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan expected to be recognized over a weighted average 3.44 years.

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

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of September 30, 2010, include a 17.02% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP") and a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"). Indebtedness held by equity method investees is non-recourse to the Company.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results(1):

For the thirteen weeks ended September 30, 2010

(In thousands)	NCM	DCIP	Other	Total
Revenues	$125,717	$10,268	$13,446	$149,431
Operating costs and expenses	73,187	22,068	13,636	108,891

Net earnings (loss)	$52,530	$(11,800)	$(190)	$40,540

The Company's recorded equity in earnings (loss)	$8,976	$(3,412)	$(232)	$5,332

For the twenty-six weeks ended September 30, 2010

(In thousands)	NCM	DCIP	Other	Total
Revenues	$224,715	$15,554	$23,086	$263,355
Operating costs and expenses	144,639	45,508	23,773	213,920

Net earnings (loss)	$80,076	$(29,954)	$(687)	$49,435

The Company's recorded equity in earnings (loss)	$12,434	$(8,581)	$(287)	$3,566

For the thirteen weeks ended October 1, 2009

(In thousands)	NCM	DCIP	Other	Total
Revenues	$95,712	$—	$13,388	$109,100
Operating costs and expenses	62,410	3,092	14,014	79,516

Net earnings (loss)	$33,302	$(3,092)	$(626)	$29,584

The Company's recorded equity in earnings (loss)	$5,900	$(1,031)	$(521)	$4,348

For the twenty-six weeks ended October 1, 2009

(In thousands)	NCM	DCIP	Other	Total
Revenues	$188,610	$—	$23,039	$211,649
Operating costs and expenses	122,848	5,605	24,001	152,454

Net earnings (loss)	$65,762	$(5,605)	$(962)	$59,195

The Company's recorded equity in earnings (loss)	$13,266	$(1,868)	$(788)	$10,610

(1)
Certain differences in the Company's recorded investment for one U.S. motion picture theatre where it has a 50% interest, and its proportional ownership share resulting from the acquisition of the asset in a business combination where the investment was initially recorded at fair value, are amortized to equity in (earnings) or losses over the estimated useful life of approximately 20 years for the underlying building. The recorded equity in earnings of NCM on common membership units owned immediately following the IPO of National CineMedia, Inc. ("NCM, Inc.") (Tranche 1 Investment) does not include undistributed equity in earnings. The Company considered the excess

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

  distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units (Tranche 1 Investment) until NCM's future net earnings equal the amount of the excess distribution.

        As of September 30, 2010, the Company owns 18,803,420 units, or a 17.02% interest, in NCM accounted for following the equity method of accounting. The estimated fair market value of the units in NCM was approximately $336,581,000, based on the price per share of NCM, Inc. on September 30, 2010 of $17.90 per share.

        As of September 30, 2010 and April 1, 2010, the Company has recorded $1,190,000 and $1,462,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of September 30, 2010 and April 1, 2010, the Company had recorded $915,000 and $1,502,000 respectively, of amounts due to NCM related to the Exhibitors Services Agreement. The Company recorded revenues for advertising from NCM of $5,992,000 and $4,799,000 during the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively and $11,411,000 and $10,215,000 during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $3,422,000 and $2,787,000 during the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively and $6,686,000 and $5,993,000 during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the twenty-six weeks ended September 30, 2010:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)	(Gain) on NCM, Inc. Stock Sale
Beginning balance April 1, 2010	$28,826	$(252,322)	$—	$—	$—	$—
Receipt of Common Units(3)	111,520	(111,520)	—	—	—	—
Exchange and sale of NCM stock(4)	(37,576)	—	102,224	—	—	(64,648)
Receipt of excess cash distribution	(2,737)	—	10,175	(7,438)	—	—
Amortization of deferred revenue	—	2,166	—	—	(2,166)	—
Equity in earnings(5)	4,996	—	—	(4,996)	—	—

Ending balance September 30, 2010	$105,029	$(361,676)	$112,399	$(12,434)	$(2,166)	$(64,648)

(1)
Represents AMC's investment in 694,164 common membership units originally valued at March 27, 2008 and 300,141common membership units originally valued at March 17, 2009, 94,015 common membership units originally valued at March 17, 2010, and 4,808,360 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM. Such amounts are being amortized to revenues over the remainder

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

  of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)
Effective June 14, 2010 and with a settlement date of June 28, 2010, the Company received 6,510,209 common membership units of NCM as a result of an Extraordinary Common Unit Adjustment in connection with the Company's acquisition of Kerasotes. The Company recorded the additional units at a fair value of $111,520,000 based on a price per shares of NCM, Inc. on June 14, 2010, of $17.13 per share, with an offsetting adjustment to deferred revenue.

(4)
All of the Company's NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, the Company sold 6,500,000 shares of common stock of NCM, Inc. in an underwritten public offering for $16.00 per share and reduced the Company's related investment in NCM by $36,709,000, the average carrying amount of the shares sold. Net proceeds received on this sale were $99,840,000 after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, the Company sold 155,193 shares of NCM, Inc. to the underwriters to cover over-allotments for $16.00 per share and reduced the Company's related investment in NCM by $867,000, the average carrying amount of the shares owned. Net proceeds received on this sale were $2,384,000 after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

(5)
Represents equity in earnings on the Tranche 2 Investments only.

Differences in Accounting for Tranche 1 and Tranche 2 Investments in NCM

        On February 13, 2007, NCM, Inc., the sole manager of NCM, closed its IPO and used the net proceeds from the IPO to purchase a 44.8% interest in NCM, paying NCM $746,100,000 and paying the Founding Members $78,500,000 for a portion of the NCM units owned by them. NCM then paid $686,300,000 of the funds received from NCM, Inc. to the Founding Members as consideration for their agreement to modify the then-existing ESA. Also in connection with the IPO, NCM used $59,800,000 of the proceeds it received from NCM, Inc. and $709,700,000 of net proceeds from its new senior secured credit facility entered into concurrently with the completion of the IPO to redeem $769,500,000 in NCM preferred units held by the Founding Members. The distribution to the Founding Members described above related to the IPO resulted in large Members' Deficit amounts for the Founding Members.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        The Company received approximately $259,300,000 for the redemption of all of its preferred units in NCM and approximately $26,500,000 from selling common units in NCM to NCM, Inc. In addition, the Company received $231,300,000 as consideration for modifying the ESA.

        Following the IPO, the Company determined it would not recognize undistributed equity in the earnings on the original 17,474,890 NCM membership units (Tranche 1 Investment) until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution which created the Members' deficit in NCM. The Company considers the excess distribution described above as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as its share of NCM's future earnings, net of distributions received, exceeds the excess distribution. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Tranche 1 Investment recorded at $0 corresponds with a NCM Members' Deficit amount in its capital account.

        The Company has received 7,983,723 additional units in NCM subsequent to the IPO as a result of Common Unit Adjustments received from March 27, 2008 through June 14, 2010 (Tranche 2 Investments). The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14. Both sets of literature indicate that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the Common Unit adjustments included in its Tranche 2 Investments equates to making additional investments in NCM. The Company has evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. This determination was formed by considering that (i) NCM does not receive any additional funds from the Tranche 2 Investments, (ii) both NCM and AMC record their respective increases to Members' Equity and Investment at the same amount (fair value of the units issued), (iii) the additional investments result in additional ownership in NCM and (iv) the investments in additional common units are not subordinate to the other equity of NCM. As such, the additional common units received would be accounted for as a Tranche 2 Investment separate from the Company's initial investment following the equity method. The Company's Tranche 2 Investments correspond with the NCM Members' equity amounts in its capital account.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using
(In thousands)	Total Carrying Value at September 30, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money Market Mutual Funds	$80,097	$80,097	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	7,537	—	7,537	—
Mutual Fund Large U.S. Equity	2,356	2,356	—	—
Mutual Fund Small/Mid U.S. Equity	237	237	—	—
Mutual Fund International	100	100	—	—
Mutual Fund Broad U.S. Equity	24	24	—	—
Mutual Fund Balanced	53	53	—	—
Mutual Fund Fixed Income	331	331	—	—

Total assets at fair value	$90,735	$83,198	$7,537	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds. The money market funds are classified within Level 1 of the valuation hierarchy. The equity securities, available-for-sale, are measured at fair value using quoted market prices. The Company is restricted from selling its shares of RealD Inc. until January 2011 when the related lock-up period expires. The unrecognized

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

gain of the equity securities recorded in accumulated other comprehensive loss as of September 30, 2010 is $1,381,000.

        In connection with the RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,782 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vest in 3 tranches upon the achievement of screen installation targets. During the first quarter of fiscal 2011, the Company vested in the first tranche and has exercised its option to purchase 407,594 shares of RealD Inc. common stock. The stock is accounted for as an equity security, available for sale, and is recorded in the consolidated balance sheet in other long term assets with an offsetting entry recorded to other long term liabilities. Any recurring fair value adjustments will be recorded to other long term assets with an offsetting entry to accumulated other comprehensive loss. The amount recorded in other long term liabilities will be amortized on a straight-line basis to reduce RealD license expense recorded in the statement of operations under operating expense.

        The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At September 30, 2010, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,070,978,000 and the fair value was approximately $2,145,096,000. At April 1, 2010, the carrying amount of the corporate borrowings was approximately $2,073,649,000 and the fair value was approximately $2,146,362,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	September 30, 2010	October 1, 2009
Income tax expense (benefit) at the federal statutory rate	$21,150	$(5,300)
Effect of:
State income taxes	5,050	1,250
Permanent items	(50)	(400)
Valuation allowance	(20,800)	4,450

Income tax expense (benefit)	$5,350	$—

Effective income tax rate	8.9%	—%

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

September 30, 2010

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

        The Company expects to make pension contributions of approximately $390,000 per quarter for a total of approximately $1,560,000 during fiscal 2011.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended September 30, 2010 and October 1, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Components of net periodic benefit cost:
Service cost	$45	$45	$39	$52
Interest cost	1,153	1,101	319	324
Expected return on plan assets	(996)	(747)	—	—
Amortization of gain	(3)	(9)	—	(69)
Amortization of prior service credit	—	—	(217)	(136)

Net periodic benefit cost	$199	$390	$141	$171

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended September 30, 2010 and October 1, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Components of net periodic benefit cost:
Service cost	$91	$90	$77	$104
Interest cost	2,304	2,202	638	648
Expected return on plan assets	(1,992)	(1,495)	—	—
Amortization of (gain) loss	151	149	—	(138)
Amortization of prior service credit	—	—	(433)	(272)

Net periodic benefit cost	$554	$946	$282	$342

        Effective July 29, 2010, the Company was able to determine it will no longer be obligated to contribute to one of its union sponsored pension plans under a new union contract triggering a complete withdrawal from the plan. The Company recorded a liability and expense related to the complete withdrawal of approximately $2,661,000 in the second quarter of fiscal 2011.

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Justice Department moved for reconsideration on the line-of-sight matters and was denied on June 8, 2009 by the Ninth Circuit Court of Appeals. The case has reverted to the trial court. The Company and Department have reached a settlement in principal regarding the extent of betterments related to the remaining remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The improvements will likely be made over a 5 year term. The Company has recorded a liability of approximately $349,000 for estimated fines related to this matter.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that remaining betterments are required at approximately 39 stadium-style theatres. The Company estimates that the unpaid costs of these betterments will be approximately $19,100,000. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. On September 27, 2010, the Ninth Circuit Court of

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

Appeals vacated the District Court's order and remanded the proceedings for a new determination consistent with their opinion. The Company filed its Petition for En Banc and/or Panel Rehearing on October 8, 2010. The parties have reached a tentative settlement, subject to court approval, which is not expected to have a material adverse impact to the Company's financial condition.

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafjian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case and was stayed pending a Ninth Circuit decision in the Bateman case, which has now been issued. The Company has renewed settlement discussions in this matter as well. The Company believes the plaintiff's allegations in this case, particularly those asserting AMC's willfulness, are without merit. The Company is currently unable to estimate a possible loss or range of loss related to this matter.

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers, and motion picture distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

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

MARQUEE HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of September 30, 2010, the Company estimates that this amount would be $27,156,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

        The fee agreement also provides that the Company will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Marquee Holdings," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

Significant Events

        All of our National CineMedia, LLC ("NCM") membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc.") on a share-for-share basis. On August 18, 2010, we sold 6,500,000 shares of common stock of NCM, Inc., in an underwritten public offering for $16.00 per share and reduced our related investment in NCM by $36,709,000, the average carrying amount of the shares sold. Net proceeds received on this sale were $99,840,000, after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, we sold 155,193 shares of NCM, Inc. to the underwriters to cover over allotments for $16.00 per share and reduced our related investment in NCM by $867,000, the average carrying amount of the shares owned. Net proceeds received on this sale were $2,384,000, after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres, paid in cash at closing, was $276,798,000, net of cash acquired. In addition, we paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts as described in the Unit Purchase Agreement. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the twenty-six weeks ended September 30, 2010, which include eighteen weeks of operations of the theatres we acquired, are not comparable to our results for the twenty-six weeks ended October 1, 2010. For additional information about the Kerasotes acquisition, see Note 2—Acquisition to our Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q.

Overview

        We are one of the world's leading theatrical exhibition companies. As of September 30, 2010, we owned, operated or had interests in 378 theatres and 5,304 screens, with 99%, or 5,249, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

        During the twenty-six weeks ended September 30, 2010, we acquired 92 theatres with 928 screens from Kerasotes in the U.S. In connection with the acquisition of Kerasotes, we divested of nine theatres with 116 screens as required by the Antitrust Division of the United States Department of Justice and acquired two theatres with 26 screens that were received in exchange for three of the divested theatres above with 43 screens. We also permanently closed three theatres with 26 screens in the U.S., temporarily closed three theatres with 28 screens in the U.S. and temporarily closed 13 screens in the U.S. at one location where the other screens continue to operate as part of a remodeling project to allow for dine-in theatres at these locations. We opened one new managed theatre with 14 screens in the U.S. and acquired one theatre with 6 screens in the U.S. in the ordinary course of business.

        Our Theatrical Exhibition revenues and income are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources,

including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift cards and packaged tickets, on-line ticketing fees and arcade games located in theatre lobbies.

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

        During the period from 1990 to 2009, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 633 in 2008, according to Motion Picture Association of America 2009 MPAA Theatrical Market Statistics. The number of digital 3D films released annually increased to a high of 20 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 414 to 662 screens and our IMAX screens by 36 to 97 screens since October 1, 2009; and as of September 30, 2010, approximately 12.5% of our screens were 3D screens and approximately 1.8% of our screens were IMAX screens.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(In thousands)	September 30, 2010	October 1, 2009	% Change	September 30, 2010	October 1, 2009	% Change
Revenues
Theatrical exhibition
Admissions	$458,572	$390,498	17.4%	$907,169	$836,725	8.4%
Concessions	179,712	147,381	21.9%	355,671	321,041	10.8%
Other theatre	15,341	13,173	16.5%	31,737	28,598	11.0%

Total revenues	$653,625	$551,052	18.6%	$1,294,577	$1,186,364	9.1%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$242,181	$208,328	16.2%	$481,004	$457,429	5.2%
Concession costs	23,805	15,905	49.7%	44,301	35,070	26.3%
Operating expense	173,835	143,391	21.2%	321,476	293,568	9.5%
Rent	121,481	108,311	12.2%	236,035	220,684	7.0%

	561,302	475,935	17.9%	1,082,816	1,006,751	7.6%

General and administrative expense:
Merger, acquisition and transaction costs	5,223	43	* %	10,979	324	* %
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	18,040	13,075	38.0%	31,111	26,158	18.9%
Depreciation and amortization	52,355	46,689	12.1%	100,958	95,477	5.7%

Operating costs and expenses	$638,170	$536,992	18.8%	$1,228,364	$1,131,210	8.6%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Operating Data—Continuing Operations (at period end):
New theatre screens	14	—	14	6
Screens acquired	—	—	960	—
Screen dispositions	52	36	183	44
Average screens—continuing operations(1)	5,237	4,509	5,035	4,521
Number of screens operated			5,304	4,574
Number of theatres operated			378	304
Screens per theatre			14.0	15.0
Attendance (in thousands)—continuing operations(1)	53,845	46,782	105,479	100,485

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
Earnings (loss) from continuing operations	$52,640	$(15,503)	$55,069	$(15,083)
Plus:
Income tax provision (benefit)	(1,250)	(1,000)	5,350	—
Interest expense	41,845	41,882	83,797	79,144
Depreciation and amortization	52,355	46,689	100,958	95,477
Certain operating expenses(1)	1,568	832	(7,907)	1,788
Equity in earnings of non-consolidated entities	(5,332)	(4,348)	(3,566)	(10,610)
Gain on NCM, Inc. stock sale	(64,648)	—	(64,648)	—
Investment income	(54)	(33)	(104)	(132)
Other income(2)	—	450	—	11,276
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	5,223	43	10,979	324
Management fee	1,250	1,250	2,500	2,500
Stock-based compensation expense	728	427	864	838

Adjusted EBITDA(3)	$84,325	$70,689	$183,292	$165,522

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 8 5/8% Senior Notes due 2012.

(3)
The acquisition of Kerasotes contributed approximately $7,600,000 and $17,600,000 in Adjusted EBITDA during the thirteen and twenty-six weeks ended September 30, 2010, respectively.

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

Thirteen Weeks Ended September 30, 2010 and October 1, 2009

        Revenues.    Total revenues increased 18.6%, or $102,573,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009. This increase included approximately $67,600,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues increased 17.4%, or $68,074,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009, due to a 15.1% increase in attendance primarily due to the acquisition of Kerasotes and a 2.0% increase in average ticket prices. The increase in attendance and increase in admissions revenues includes the increased attendance and admissions revenues of approximately $43,800,000 from Kerasotes. The increase in average ticket price was primarily due to an increase in attendance from IMAX and 3D film product for which we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2010) increased 8.1%, or $30,937,000, during the thirteen weeks ended September 30, 2010 from the comparable period last year, due to increases in average ticket prices and attendance. Attendance was positively impacted by more favorable film product during the thirteen weeks ended September 30, 2010 as compared to the thirteen weeks ended October 1, 2009. Concessions revenues increased 21.9%, or $32,331,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009, due to the increase in attendance primarily due to the acquisition of Kerasotes and a 6.0% increase in average concessions per patron. The increase in concession revenues includes approximately $22,700,000 from Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the thirteen weeks ended December 31, 2009 and thirteen weeks ended September 30, 2010, and a shift in product mix to higher priced items. Other theatre revenues increased 16.5%, or $2,168,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009, primarily due to increases in advertising revenues, package ticket sales, and theatre rentals. The increase in other theatre revenues includes $1,100,000 from Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 18.8%, or $101,178,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $72,000,000. Film exhibition costs increased 16.2%, or $33,853,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009 due to the increase in admissions revenues, partially offset by the decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.8% in the current period and 53.3% in the prior year period. Concession costs increased 49.7%, or $7,900,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009 due to an increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 13.2% in the current period compared with 10.8% in the prior period, primarily due to the concession price and size increases, a shift in product mix from higher to lower margin items, timing of vendor rebate recognition and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 26.6% in the current period as compared to 26.0% in the prior period. Rent expense increased 12.2%, or $13,170,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $13,400,000.

        We continually monitor the performance of our theatres outside the U.S., and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs increased $5,180,000 during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended September 30, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 38.0%, or $4,965,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009 due primarily to increases in expected annual incentive compensation expense of $1,600,000 and expense related to our complete withdrawal from a union-sponsored pension plan of $2,661,000.

        Depreciation and Amortization.    Depreciation and amortization increased 12.1%, or $5,666,000, compared to the prior period. Increases in depreciation and amortization expense during the thirteen weeks ended September 30, 2010 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed $7,600,000 of depreciation expense, partially offset by decreases in the declining net book value of legacy theatre assets.

        Other Expense (Income).    Other expense (income) includes $(7,614,000) and $(7,369,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively. Other expense (income) includes a loss of $450,000 related to the redemption of our 8 5/8% Senior Notes due 2012 during the thirteen weeks ended October 1, 2009.

        Interest Expense.    Interest expense decreased $37,000, during the thirteen weeks ended September 30, 2010 compared to the thirteen weeks ended October 1, 2009.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $5,332,000 in the current period compared to $4,348,000 in the prior period. Equity in earnings related to our investment in NCM were $8,976,000 and $5,900,000 for the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $3,412,000 and $1,031,000 for the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively.

        Gain on NCM, Inc. Stock Sale.    The gain on NCM, Inc. shares of common stock sold during the thirteen weeks ended September 30, 2010 was $64,648,000. See Note 6—Investments for further information.

        Investment Income.    Investment income was $54,000 for the thirteen weeks ended September 30, 2010 compared to $33,000 for the thirteen weeks ended October 1, 2009.

        Income Tax Benefit.    The income tax benefit from continuing operations was $1,250,000 for the thirteen weeks ended September 30, 2010 and $1,000,000 for the thirteen weeks ended October 1, 2009. See Note 8—Income Taxes for further information.

        Earnings (Loss) from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $52,632,000 and $(15,634,000) for the thirteen weeks ended September 30, 2010 and October 1, 2009, respectively. Net earnings during the thirteen weeks ended September 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and negatively impacted by increased merger and acquisition costs of approximately $5,180,000 primarily due to the acquisition of Kerasotes. The net loss during the thirteen weeks ended October 1, 2009 was primarily due to declines in attendance.

Twenty-six Weeks Ended September 30, 2010 and October 1, 2009

        Revenues.    Total revenues increased 9.1%, or $108,213,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009. This increase included approximately $103,300,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues increased 8.4%, or $70,444,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009, due to a 5.0% increase in attendance primarily due to the acquisition of Kerasotes and a 3.2% increase in average ticket prices. The increase in attendance and increase in admissions revenues includes the increased attendance and admissions revenues of approximately $67,800,000 from Kerasotes. The increase in average ticket price was primarily due to an increase in attendance from IMAX and 3D film product for which we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2010) increased 1.8%, or $14,561,000, during the twenty-six weeks ended September 30, 2010 from the comparable period last year. Attendance was negatively impacted by less favorable film product during the twenty-six weeks ended September 30, 2010 as compared to the twenty-six weeks ended October 1, 2009. Concessions revenues increased 10.8%, or $34,630,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009, due to a 5.6% increase in average concessions per patron and the increase in attendance, which was primarily due to the acquisition of Kerasotes. The increase in concession revenues includes approximately $33,900,000 from Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the thirteen weeks ended December 31, 2009 and thirteen weeks ended September 30, 2010, and a shift in product mix to higher priced items. Other theatre revenues increased 11.0%, or $3,139,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009, primarily due to increases in advertising revenues, package ticket sales, merchandise sales, and theatre rentals. The increase in other theatre revenues includes $1,600,000 from Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 8.6%, or $97,154,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $106,000,000. Film exhibition costs increased 5.2%, or $23,575,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009 due to the increase in admissions revenues, partially offset by the decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current period and 54.7% in the prior year period. Concession costs increased 26.3%, or $9,231,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009 due to an increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 12.5% in the current period compared with 10.9% in the prior period, primarily due to the concession price and size increases, a shift in product mix from higher to lower margin items, timing of vendor rebate recognition and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 24.8% in the current period as compared to 24.7% in the prior period. Gains were recorded on disposition of assets during the twenty-six weeks ended September 30, 2010 which reduced operating expenses by approximately $9,983,000, primarily due to the sale of a divested legacy AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 7.0%, or $15,351,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $17,700,000.

        We continually monitor the performance of our theatres outside the U.S., and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs increased $10,655,000 during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the twenty-six weeks ended September 30, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 18.9%, or $4,953,000, during the twenty-six weeks ended September 30, 2010 compared to the twenty-six weeks ended October 1, 2009 due primarily to increases in expected annual incentive compensation expense of $1,600,000 and estimated expense related to our complete withdrawal from a union-sponsored pension plan of $2,661,000. During the twenty-six weeks ended October 1, 2009, we recorded $1,400,000 of expense related to a complete withdrawal from a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization increased 5.7%, or $5,481,000, compared to the prior period. Increases in depreciation and amortization expense during the twenty-six weeks ended September 30, 2010 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed $10,200,000 of depreciation expense, partially offset by decreases in the declining net book value of legacy theatre assets.

        Other Expense (Income).    Other expense (income) includes $(9,553,000) and $(9,422,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. Other expense (income) includes a loss of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012 during the twenty-six weeks ended October 1, 2009.

        Interest Expense.    Interest expense increased 5.9%, or $4,653,000, primarily due to an increase in interest expense related to the issuance of our 8.75% Senior Notes due 2019 (the "Notes due 2019") on June 9, 2009.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $3,566,000 in the current period compared to $10,610,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $12,434,000 and $13,266,000 for the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $8,581,000 and $1,868,000 for the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively.

        Gain on NCM, Inc. Stock Sale.    The gain on NCM, Inc. shares of common stock sold during the twenty-six weeks ended September 30, 2010 was $64,648,000. See Note 6—Investments for further information.

        Investment Income.    Investment income was $104,000 for the twenty-six weeks ended September 30, 2010 compared to $132,000 for the twenty-six weeks ended October 1, 2009.

        Income Tax Provision.    The income tax provision from continuing operations was $5,350,000 for the twenty-six weeks ended September 30, 2010 and $0 for the twenty-six weeks ended October 1, 2009. See Note 8—Income Taxes for further information.

        Earnings (Loss) from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $55,044,000 and $(14,491,000) for the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. Net earnings during the twenty-six weeks ended September 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and a gain on disposition of assets of approximately $9,983,000 and negatively impacted by increased merger and acquisition costs of approximately $10,655,000 primarily due to the acquisition of Kerasotes and increased interest expense of $4,653,000. Net earnings during the twenty-six weeks ended October 1, 2009 were negatively impacted by an expense of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012.

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

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next 12 months and enable us to maintain compliance with covenants related to the senior secured credit facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), 8.75% Senior Notes due 2019 (the "Notes due 2019") and 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014").

Holding Company Status

        Marquee Holdings Inc. is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMCE is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its senior secured credit facility. AMCE's senior secured credit facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the Notes due 2016, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $427,840,000 in the aggregate as of September 30, 2010. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMCE than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMCE. Provided no event of default has occurred or would result, the senior secured credit facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $10,475,000 and $61,849,000 during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. The decrease in cash flows provided by operating activities for the twenty-six weeks ended September 30, 2010 was primarily due to an increase in payments on accounts payables and accrued expenses and other liabilities, including payments of amounts acquired in the Kerasotes acquisition as well as payments made for merger, acquisition and transaction costs in connection with the Kerasotes acquisition. Cash flows during the twenty-six weeks ended October 1, 2009 include consent fee payments of $7,399,000 related to the redemption of our 8 5/8% Senior Notes due 2012, which reduced our cash flows from operating activities. We had working capital surplus as of September 30, 2010 and April 1, 2010 of $32,685,000 and $141,685,000, respectively. Working capital includes $111,122,000 and $125,842,000 of deferred revenues as of September 30, 2010 and April 1, 2010, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $187,285,000 on our Credit Facility to meet these obligations as of September 30, 2010.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $169,151,000 and $32,544,000, during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. Cash outflows from investing activities include capital expenditures of $46,711,000 and $29,781,000 during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively. We expect that our gross capital expenditures cash outflows will be approximately $130,000,000 to $160,000,000 for fiscal 2011.

        During the twenty-six weeks ended September 30, 2010, we paid $280,606,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        During the twenty-six weeks ended September 30, 2010, we received net proceeds of $102,224,000 from the sale of 6,655,193 shares of common stock of NCM, Inc. for $16.00 per share and reduced our related investment in NCM by $37,576,000, the average carrying amount of the shares sold.

        We received $55,000,000 in cash proceeds from the sale of certain theatres required to be divested in connection with the Kerasotes acquisition during the twenty-six weeks ended September 30, 2010 and received $991,000 for the sale of real estate acquired from Kerasotes.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $9,610,000 and $171,573,000 during the twenty-six weeks ended September 30, 2010 and October 1, 2009, respectively.

        During the twenty-six weeks ended September 30, 2010 and October 1, 2009, we made dividend payments to Parent of $669,000 and $300,723,000, respectively, which was treated as a reduction of additional paid-in capital.

        Proceeds from the issuance of the 8.75% Senior Notes due 2019 were $585,492,000 and deferred financing costs paid primarily related to the issuance of the 8.75% Senior Notes due 2019 were $15,943,000 during the twenty-six weeks ended October 1, 2009.

        During the twenty-six weeks ended October 1, 2009, we made principal payments of $250,000,000 in connection with the redemption of our 8 5/8% Senior Notes due 2012 and repaid $185,000,000 of borrowings under our revolving credit facility.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 1, 2010 for certain information about our Senior Secured Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), our 8.75% Senior Notes due 2019 (the "Notes due 2019"), and our 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014") and for certain information about Parent's Term Loan Facility.

        The indentures relating to our notes (Notes due 2014, Notes due 2016 and Notes due 2019, and Discount Notes due 2014) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of our Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures relating to the Discount Notes due 2014, we could borrow approximately $754,500,000 (assuming an interest rate of 8.50% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility.

        As of September 30, 2010, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, the Notes due 2019, and the Discount Notes due 2014.

Investment in NCM LLC

        We hold an investment in 17.02% of NCM LLC accounted for following the equity method as of September 30, 2010. The fair market value of these shares is approximately $336,581,000 as of September 30, 2010. Because we have little tax basis in these units, the sale of all these units at September 30, 2010 would require us to report taxable income of approximately $470,000,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Acquisitions and Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2011	$10,096	$6,500	$153,521	$436,448	$18,234	$5,753	$630,552
2012	8,894	6,500	153,391	438,158	10,323	976	618,242
2013	7,926	609,375	151,250	425,731	—	—	1,194,282
2014	7,612	300,000	139,145	399,275	—	—	846,032
2015	7,683	240,795	99,086	395,984	—	—	743,548
Thereafter	76,304	925,000	252,917	2,500,207	—	—	3,754,428

Total	$118,515	$2,088,170	$949,310	$4,595,803	$28,557	$6,729	$7,787,084

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance.

(2)
Interest expense on the term loan portion of our senior secured credit facility was estimated at 2.00% based upon the interest rate in effect as of September 30, 2010.

(3)
Includes committed capital expenditures and acquisitions, including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)
We fund our pension plan such that the plan is in compliance with Employee Retirement Income Security Act ("ERISA") and the plan is not considered "at risk" as defined by ERISA guidelines. The plan has been frozen effective December 31, 2006. Also included are payments due under a withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of September 30, 2010 and had $619,125,000 outstanding under the term loan facility on September 30, 2010. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,142,000 during the twenty-six weeks ended September 30, 2010.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $354,000 for the twenty-six weeks ended September 30, 2010 and decrease accumulated other comprehensive loss by approximately $8,233,000 as of September 30, 2010. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $53,000 for the twenty-six weeks ended September 30, 2010 and increase accumulated other comprehensive loss by approximately $10,063,000 as of September 30, 2010.

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
10.1
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).
10.2	AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.3	AMC Entertainment Holdings, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.4
AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Time Vesting) (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.5
AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
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

MARQUEE HOLDINGS INC.
Date: November 9, 2010	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: November 9, 2010	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer